Form 10-K
period 1993-12-31
AMERICAN GENERAL CORP /TX/
filed 1994-03-23
CIK 5103

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM
     ................................................. TO
     .................................................

                         COMMISSION FILE NUMBER 1-7981

                          AMERICAN GENERAL CORPORATION
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS ARTICLES OF INCORPORATION)

                       TEXAS                                                  74-0483432
              (State of incorporation)                           (I.R.S. Employer Identification No.)
         2929 ALLEN PARKWAY, HOUSTON, TEXAS                                   77019-2155
      (Address of principal executive offices)                                (Zip Code)

       Registrant's telephone number, including area code: (713) 522-1111

          Securities registered pursuant to Section 12(b) of the Act:

                                      NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS               ON WHICH REGISTERED
- ------------------------------    -----------------------------
                                       New York Stock Exchange
 Common Stock, Par Value $.50          Pacific Stock Exchange

   Preferred Share Purchase
             Rights                    New York Stock Exchange
  (One Right is attached to            Pacific Stock Exchange
 each share of Common Stock)

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  /X/      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value based on published prices as of March 1, 1994 of American General's voting stock held by non-affiliates was approximately $5.58 billion. The aggregate market value has been calculated on a basis which excludes shares of Common Stock that may be acquired through the exercise of options. As of March 1, 1994, there were 213,537,814 shares of American General's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                       PART OF THE FORM 10-K
                                     DOCUMENT                                         INTO WHICH INCORPORATED
- -----------------------------------------------------------------------------------   ------------------------
Portions of American General's 1993 Annual Report to Shareholders                          Parts I and II
Portions of American General's definitive Proxy Statement dated March 22, 1994, for
  the Annual Meeting of Shareholders to be held April 28, 1994                                Part III

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------
PART I

 ITEM 1. BUSINESS

 GENERAL

   American General Corporation ("American General" or "the company") is the parent company of one of the nation's largest consumer financial services organizations. American General's operating subsidiaries are leading providers of retirement annuities, consumer loans, and life insurance. American General was incorporated as a general business corporation in Texas in 1980 and is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

   Much of the information provided in response to this Item 1 is incorporated from selected portions of American General's 1993 Annual Report to Shareholders. Appropriate references to such incorporated information are specified throughout the text of this Item 1. Portions of American General's 1993 Annual Report to Shareholders are provided as Exhibit 13 to this Form 10-K.

   NEW ACCOUNTING STANDARDS. During 1993, American General adopted six new Statements of Financial Accounting Standards (SFAS). These accounting standards and their effect on the reported results of the company are described in Note
1.2 incorporated herein by reference from the Notes to Financial Statements in American General's 1993 Annual Report to Shareholders.

   BUSINESS SEGMENTS. American General's operations are classified into the following three business segments: Retirement Annuities, Consumer Finance, and Life Insurance. The Life Insurance segment is a combination of the Insurance - Special Markets and Insurance - Home Service segments reported in 1992. American General provides financial services in all 50 states, the District of Columbia, Canada, Puerto Rico, and the Virgin Islands. A description of the operations of each business segment is presented in this Item 1 and is supplemented by the business segment financial information incorporated herein by reference from Note 11 of the Notes to Financial Statements, from pages 18-21 of Management's Discussion and Analysis (MD&A) in American General's 1993 Annual Report to Shareholders, and from Schedule V of Item 14 of this Form 10-K.

   On November 29, 1993, the company announced its intent to offer for sale two life insurance subsidiaries, American - Amicable Life Insurance Company of Texas and Financial Life Assurance Company of Canada, due to their relatively small size and unique markets.

   EMPLOYEES. As of December 31, 1993, American General and its subsidiaries employed approximately 11,500 full-time salaried employees, of which approximately 200 are employed by the two life insurance companies held for sale.

PRINCIPAL PRODUCTS, METHODS OF DISTRIBUTION, AND
PRINCIPAL MARKETS

   Information by business segment regarding principal products, methods of distribution, and principal markets is incorporated herein by reference from the Business Segment Overview on pages 10-11 in American General's 1993 Annual Report to Shareholders.

   INSURANCE SALES AND IN FORCE. The following table summarizes the face amounts of individual and credit life insurance sales, and individual and credit life insurance in force for the company's insurance subsidiaries for the past three years:

          In millions               1993       1992       1991
 -----------------------------------------------------------------
Individual life insurance sales:
  Permanent (non-participating)
    Interest-sensitive            $  9,941   $  7,541   $  6,415
    Guaranteed-cost                  3,681      4,501      4,285
  Term                               6,728      5,704      6,195
  Permanent (participating)              9         12          6
Credit life insurance sales          2,941      2,371      1,911
- -----------------------------------------------------------------
      Total                       $ 23,300   $ 20,129   $ 18,812
- -----------------------------------------------------------------
Individual life insurance in
  force
  (at December 31):
  Permanent (non-participating)
    Interest-sensitive            $ 44,660   $ 40,916   $ 39,630
    Guaranteed-cost                 21,218     27,222     25,269
  Term                              18,288     23,256     23,307
  Permanent (participating)            847        926        979
Credit life insurance in force       2,548      2,222      1,956
- -----------------------------------------------------------------
      Total*                      $ 87,561   $ 94,542   $ 91,141
- -----------------------------------------------------------------

* Includes reinsurance assumed before deductions for reinsurance ceded, and excludes group life insurance in force. In addition, 1993 excludes $13.1 billion related to the two life insurance companies held for sale.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                      (LOGO)

   INSURANCE DEPOSITS AND PREMIUMS. The following table lists deposits and premiums and other considerations of the company's insurance and annuity subsidiaries for the past three years:

           In millions              1993       1992       1991
 -----------------------------------------------------------------
Deposits*                          $ 3,125    $ 2,739    $ 2,247
- -----------------------------------------------------------------
Direct premiums and other
  considerations
    Individual life premiums       $   652    $   643    $   636
    Insurance charges                  319        274        247
    Individual health premiums         148        144        142
    Other                              143        166        156
- -----------------------------------------------------------------
    Total direct premiums
      and other considerations       1,262      1,227      1,181
- -----------------------------------------------------------------
Reinsurance premiums assumed            38         32         29
Reinsurance premiums ceded             (48)       (46)       (42)
- -----------------------------------------------------------------
  Premiums and other
    considerations                 $ 1,252    $ 1,213    $ 1,168
- -----------------------------------------------------------------

* Deposits represent that portion of premiums unrelated to mortality or morbidity risk; more than 68% of the deposits relate to products of the Retirement Annuities segment.

INVESTMENTS

   Information regarding investments is incorporated here-in by reference from pages 21-23 of the MD&A, from Notes 1.2, 1.3, and 2 of the Notes to Financial Statements, and from Schedule I of Item 14 of this Form 10-K.

INSURANCE AND ANNUITY RESERVING METHODS

   Individual life insurance reserves are based on assumptions similar to those used to establish premium rates. Further information regarding reserving methods is incorporated herein by reference from Note 1.11 of the Notes to Financial Statements.

REINSURANCE

   Information regarding reinsurance is incorporated herein by reference from Notes 1.2 and 1.13 of the Notes to Financial Statements and from Schedule VI of
Item 14 of this Form 10-K.

FACTORS AFFECTING PRICING OF PRODUCTS

   INSURANCE AND ANNUITY PRODUCTS. Premium rates are based on assumptions, which the company's insurance subsidiaries believe to be realistic, as to future mortality, investment yields, expenses, and lapses. In addition, the pricing of retirement annuity products and interest-sensitive insurance products is affected by competition and the anticipated spread between the yield on invested assets and the rate credited to policyholders. Although a profit margin is included in the price of the products, the actual profitability of the products can be significantly affected by the variation between actual and assumed experience.

   CONSUMER FINANCE PRODUCTS. Pricing of consumer finance products is influenced by such factors as cost of borrowed funds, competition, and the expense of operations. In addition, pricing is affected by state regulation of interest rates based on contractual terms and amount, charges for individual loans, and insurance premium rates.

COMPETITION

   The business of the company's subsidiaries is highly competitive with other financial institutions with respect to pricing, selection of products, and quality of service. No single competitor nor any small group of competitors dominates any of the markets in which the company's subsidiaries operate.

REGULATION

   INSURANCE. American General's insurance subsidiaries are subject to state regulation in the jurisdictions in which they do business. Information concerning regulatory compliance is incorporated herein by reference from the paragraph "Regulation" on page 21 of the MD&A.
   Most states also regulate affiliated groups such as American General and its subsidiaries under insurance holding company laws. Additional information regarding these restrictions is incorporated herein by reference from Note 10.2 of the Notes to Financial Statements.
   Discussion of state guaranty associations is incorporated herein by reference from the paragraph "Guaranty Associations" on pages 20-21 of the MD&A.

   CONSUMER FINANCE. The company's consumer finance subsidiaries are subject to various types of federal regulation, including the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, certain Federal Trade Commission rules, and state laws that regulate the consumer loan and retail sales contract businesses. In addition, the company's thrift subsidiary, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and the reporting requirements of the Federal Deposit Insurance Corporation and is subject to regulatory codes in the states in which it operates.

   OTHER. Discussion of certain other regulatory factors is incorporated herein by reference from the paragraphs "Taxation," "Statutory Accounting," and "Environmental" on pages 20-21 of the MD&A.

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------
PART I (Continued)

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding three executive officers of American General who are standing for election as directors of American General is incorporated herein by reference from the caption "Election of Directors" set forth in American General's definitive Proxy Statement dated March 22, 1994.
   Information as of March 22, 1994 regarding the eleven other executive officers of American General is as follows:

                               Present Principal Position with American General and
Name and Age                   Other Material Positions Held during Last Five Years
- -----------------------------------------------------------------------------------------------------------------------------
MICHAEL G. ATNIP (45)          Senior Vice President - Special Projects (since January 1994), American General
                               Corporation; with American General during the remainder of last five years in various other capacities including Senior Vice President - Insurance and Administration (1991-93)
                               and Senior Vice President (1989-91), American General Finance, Inc., Evansville, Indiana,
                               a subsidiary of American General Corporation, and Senior Vice President - Corporate
                               Consulting (1988-89), American General Corporation.
STEPHEN D. BICKEL (54)         President (since 1988), The Variable Annuity Life Insurance Company, Houston, Texas, a
                               subsidiary of American General Corporation.
ROBERT S. CAUTHEN JR. (49)     President (since September 1993), American General Life Insurance Company, Houston, Texas,
                               a subsidiary of American General Corporation; Senior Vice President and Chief Marketing
                               Officer (1991-September 1993), American General Life Insurance Company. President and
                               Chief Executive Officer (1990-91), First Financial Resources, Valley Forge, Pennsylvania.
                               Agency Vice President - Life Division (1989-90), United States Fidelity & Guaranty Group,
                               Baltimore, Maryland.
JAMES S. D'AGOSTINO JR. (47)   President (since August 1993), American General Life and Accident Insurance Company,
                               Nashville, Tennessee, a subsidiary of American General Corporation; with American General
                               Corporation during the remainder of last five years in various other capacities including
                               Executive Vice President - Administration (February 1993-August 1993), Senior Vice
                               President - Administration (1991-February 1993), Senior Vice President - Investor
                               Relations (1990-91), and Vice President and Treasurer (1986-90).
DANIEL LEITCH III (60)         President (since 1991), American General Finance, Inc., Evansville, Indiana, a subsidiary of American General Corporation; with American General during the remainder of last five years in various other capacities including Senior Vice President (1990-91), American
                               General Life and Accident Insurance Company, Nashville, Tennessee, a subsidiary of
                               American General Corporation, and Vice Chairman (1986-90), American General Life Insurance
                               Company, Houston, Texas, a subsidiary of American General Corporation.
JON P. NEWTON (52)             Senior Vice President and General Counsel (since March 1993), American General
                               Corporation. Partner (1985-March 1993), Clark, Thomas, Winters & Newton (attorneys),
                               Austin, Texas.
NICHOLAS R. RASMUSSEN (47)     Senior Vice President (since 1983) and Senior Vice President - Corporate Development
                               (since October 1993), American General Corporation; with American General Corporation during the remainder of last five years in various other capacities including Senior Vice
                               President - Group Executive (1990-October 1993) and Senior Vice President - Financial
                               Policy (1988-90).
KURT G. SCHREIBER (47)         Senior Vice President (since 1984) and Corporate Secretary (since February 1993), American
                               General Corporation; with American General Corporation during the remainder of last five years, General Counsel (1983-93).
PETER V. TUTERS (41)           Senior Vice President - Investments (since 1992), and Chief Investment Officer (since
                               December 1993), American General Corporation. Vice President (1986-92), Crown Life
                               Insurance Company, Toronto, Ontario, Canada.
ROBERT D. WOMACK (51)          Senior Vice President - Systems and Consulting (since June 1993), American General
                               Corporation; Senior Vice President - Administration (1992-June 1993), American General
                               Life and Accident Insurance Company, Nashville, Tennessee, a subsidiary of American
                               General Corporation; Senior Vice President - Administration (1991-92) and Vice President
                               and Tax Director (1990-91), American General Corporation. Tax Partner (1987-90), KPMG Peat
                               Marwick, San Francisco, California.
AUSTIN P. YOUNG (53)           Senior Vice President (since 1987), Chief Financial Officer (since 1988), and Treasurer
                               (1990-91), American General Corporation.

- --------------------------------------------------------------------------------

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                      (LOGO)

ITEM 2. PROPERTIES

   American General's corporate headquarters is located in the American General Center, a complex of office buildings on a 45-acre tract near downtown Houston. American General or its subsidiaries either own or lease pursuant to a sale-leaseback arrangement all of the buildings in the complex. In addition, American General or its subsidiaries own all of the underlying land, except for a five-acre parcel that is leased pursuant to a long-term agreement. American General and its subsidiaries occupy approximately 42% of the total office space available in the Center.
   American General's subsidiaries also own various other properties, including properties held for investment, branch office buildings, and the home office buildings of American-Amicable Life Insurance Company of Texas in Waco and American General Finance, Inc. in Evansville. Portions of certain of these buildings are rented to unaffiliated third parties. The home office building of American General Life and Accident Insurance Company in Nashville was sold to the State of Tennessee for $37.4 million, effective January 3, 1994.

ITEM 3. LEGAL PROCEEDINGS

   Two real estate subsidiaries of the company were defendants in a lawsuit, Avia Development Group et al. v. American General Realty Investment Corp., et al. (filed in the 61st District Court of Harris County, Texas, September 23,
1991), that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, the Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. An appeal on numerous legal grounds has been filed (Case No. 01-93-1027-CV in the First Court of Appeals, Houston, Texas), and a supersedeas bond required for the appeal was posted with the company acting as surety. The company believes, based on advice of legal counsel, that plaintiffs' claims are without merit, and the company is continuing to contest the matter vigorously through the appeals process.
   In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency in the amount of $12.4 million for the 1977-1981 tax years for three of the company's subsidiaries. The basis of the dispute was the tax treatment of a modified coinsurance (MODCO) agreement that the subsidiaries entered into with Union Central Life Insurance Company. During 1992, the company elected to pay the assessment plus associated interest. On November 6, 1992, one of the company's subsidiaries filed a claim for refund of tax and interest, which the IRS disallowed in January 1993. The subsidiary filed a suit for refund in the Court of Federal Claims on June 30, 1993 (Gulf Life Insurance Co. v. United States, C.A. No. 93-404T). The company believes that the IRS's claims are without merit, and the company is continuing to vigorously pursue refund of the amounts paid.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during fourth quarter 1993.

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

   On February 4, 1993, the board of directors declared a two-for-one stock split effected in the form of a 100% common stock dividend, paid March 1, 1993, to shareholders of record on February 16, 1993. The stock distribution, which was reflected as of December 31, 1992, had no impact on total consolidated shareholders' equity or results of operations.
   The quarterly high and low market prices of American General's common stock, the cash dividends paid on common stock, and restrictions on retained earnings for the payment of dividends are incorporated herein by reference from Notes 12, 7.1, and 10.2, respectively, of the Notes to Financial Statements. The number of record holders of common stock is incorporated herein by reference from Note 7.1 of the Notes to Financial Statements.
   The common stock of American General is traded in the United States on the New York Stock Exchange and the Pacific Stock Exchange. The common stock is also traded on the London Stock Exchange and the Swiss Stock Exchanges of Basel, Geneva, and Zurich.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data is derived from the consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included or incorporated by reference herein.

                                                                          Years Ended December 31,
                                                       -------------------------------------------------------------
In millions, except per share data                     1993          1992         1991         1990         1989
- --------------------------------------------------------------------------------------------------------------------
Revenues                                               $   4,829     $  4,602     $  4,395     $  4,434     $  4,126
Income from continuing operations                            250(a)       533          480          562          413
Income from continuing operations per common share          1.15(a)      2.45         2.13         2.35         1.67
Assets                                                    43,982(b)    39,742       36,105       33,808       32,062
Debt
  Corporate                                                1,257        1,371        1,391        1,555        1,806
  Real Estate                                                429          616          590          498          398
  Consumer Finance                                         5,843        5,484        5,243        5,096        4,660
Redeemable equity                                              -            -            -          296          380
Shareholders' equity                                       5,137(b)     4,616        4,329        4,138        4,090
Regular cash dividends declared per common share            1.10         1.04         1.00          .79(c)       .75
- --------------------------------------------------------------------------------------------------------------------

(a) Includes $300 million write-down of goodwill ($1.39 per share) and $30 million charge ($.14 per share) due to 1993 tax law change. Additional information is incorporated herein by reference from Notes 1.7 and 6.2, respectively, of the Notes to Financial Statements.
(b) Includes $1.0 billion and $676 million increase in assets and shareholders' equity, respectively, due to adoption of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. Additional information is incorporated herein by reference from Note 1.2 of the Notes to Financial Statements.
(c) Excludes special dividends paid in three quarters of 1990 totaling $.61.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from "Management's Discussion and Analysis" on pages 18-24, 26, 28, and 30 in American General's 1993 Annual Report to Shareholders and from Note 10.2 of the Notes to Financial Statements.

ITEM 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

   Financial statements and supplementary data are incorporated herein by reference from pages 25, 27, 29, and 31-44 in American General's 1993 Annual Report to Shareholders.
   The ratios of earnings to fixed charges are incorporated herein by reference from Exhibit 12 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                       (LOGO)
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing under the captions "Election of Directors" and "Securities Reporting" in American General's definitive Proxy Statement dated March 22, 1994, is incorporated herein by reference. Information regarding the eleven executive officers of American General who are not standing for election to the board of directors of American General is included in Part I, Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing under the captions "Governance of the Company" and "Compensation of Executive Officers" in American General's definitive Proxy Statement dated March 22, 1994, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in American General's definitive Proxy Statement dated March 22, 1994, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under the caption "Certain Relationships and Transactions" in American General's definitive Proxy Statement dated March 22, 1994, is incorporated herein by reference.

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------
PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents filed as part of this report.

                                                                                         Page Reference
                                                                                --------------------------------
                                                                                                       1993
                                                                                Form 10-K          Annual Report
- ----------------------------------------------------------------------------------------------------------------
1. Financial Statements
     Report of Ernst & Young, Independent Auditors                                 -                  45
     Consolidated Financial Statements
       Statement of Income                                                         -                  25
       Balance Sheet                                                               -                  27
       Statements of Shareholders' Equity and Stock Activity                       -                  29
       Statement of Cash Flows                                                     -                  31
       Notes to Financial Statements                                               -                 32-44
2. Financial Statement Schedules
     Schedule I - Summary of Investments - Other than Investments in
      Affiliates                                                                  11                   -
     Schedule III - Condensed Financial Information of Registrant                12-14                 -
     Schedule V - Supplementary Insurance Information                             15                   -
     Schedule VI - Reinsurance                                                    16                   -
     Schedule VIII - Valuation and Qualifying Accounts                            17                   -
     Schedule IX - Short-Term Borrowings                                          18                   -
- ----------------------------------------------------------------------------------------------------------------

All other financial statement schedules have been omitted because they are inapplicable or the information required therein is included elsewhere in the financial statements or notes thereto or in another schedule filed herewith.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                     (LOGO)

 3. Exhibits

                                                                                      Filed Herewith(*),
                                                                                    Nonapplicable (NA), or
                                                                                Incorporated by Reference from
                                                                                ------------------------------
                                                                                              American General
                                                                                              Registration No.
 Exhibit                                                                                             or
 Number                                                                         Exhibit            Report
- --------------------------------------------------------------------------------------------------------------
 3.1                 Restated Articles of Incorporation of American General     4.1               33-33115
                     Corporation (including Statement of Resolution
                     Establishing Series of Shares of Series A Junior
                     Participating Preferred Stock)
 3.2                 Amended and Restated Bylaws of American General            3.2*                 NA
                     Corporation
 4                   There have not been filed as exhibits to this Form 10-K    NA                   NA
                     certain long-term debt instruments, none of which
                     relates to authorized indebtedness that exceeds 10% of
                     the consolidated assets of the company and its
                     subsidiaries. American General hereby agrees to furnish
                     a copy of any such instrument to the Commission upon
                     request.
10.1                 1984 Stock and Incentive Plan for key employees of the     10.5             Form 10-K
                     company and its subsidiaries                                                 for 1984
10.2                 1984 Stock and Incentive Plan (Amended and Restated        10.2*                NA
                     Effective as of February 8, 1994) for key employees of
                     the company and its subsidiaries
10.3                 Restoration of Retirement Income Plan for Certain          10.3*                NA
                     Employees Participating in the Restated American
                     General Retirement Plan (Restoration of Retirement
                     Income Plan)
10.4                 First Amendment to Restoration of Retirement Income        10.4*                NA
                     Plan
10.5                 Second Amendment to Restoration of Retirement Income       10.5*                NA
                     Plan
10.6                 American General Supplemental Thrift Plan                  10.6*                NA
10.7                 First Amendment to American General Supplemental Thrift    10.7*                NA
                     Plan
10.8                 Second Amendment to American General Supplemental          10.8*                NA
                     Thrift Plan
10.9                 Third Amendment to American General Supplemental Thrift    10.9*                NA
                     Plan
10.10                Form of Severance Agreements between the company and       10.10*               NA
                     each of the following: Harold S. Hook, James R. Tuerff,
                     Robert M. Devlin, Michael G. Atnip, Jon P. Newton,
                     Nicholas R. Rasmussen, Kurt G. Schreiber, Peter V.
                     Tuters, Robert D. Womack, Austin P. Young, Stephen D.
                     Bickel, Robert S. Cauthen, Jr., James S. D'Agostino,
                     Jr., Peter P. Huff, and Daniel Leitch III.

- --------------------------------------------------------------------------------

(continued on next page)

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------
PART IV(Continued)

                                                                                      Filed Herewith(*),
                                                                                    Nonapplicable (NA), or
                                                                                Incorporated by Reference from
                                                                                ------------------------------
                                                                                              American General
                                                                                              Registration No.
 Exhibit                                                                                             or
 Number                                                                         Exhibit            Report
- --------------------------------------------------------------------------------------------------------------
10.11                Supplemental Retirement Agreement between the company      10.11*               NA
                     and Harold S. Hook
10.12                American General Supplemental Retirement Plan Trust        10.12*               NA
                     (relating to Exhibit 10.11 hereto)
10.13                Amendment to Supplemental Retirement Agreement between     10.13*               NA
                     the company and Harold S. Hook
10.14                Second Amendment to Supplemental Retirement Agreement      10.14*               NA
                     between the company and Harold S. Hook
10.15                Supplemental Retirement Agreement between the company      19.5             Form 10-Q
                     and Michael J. Poulos                                                       for Third
                                                                                                Quarter 1990
10.16                Deferred Compensation Agreement between the company and    10.16*               NA
                     Harold S. Hook
10.17                American General Corporation Retirement Plan for           10.17*               NA
                     Directors (as amended and restated)
11                   Computation of Earnings Per Share                          11*                  NA
12                   Computation of Ratio of Earnings to Fixed Charges          12*                  NA
13                   Portions of American General's 1993 Annual Report to       13*                  NA
                     Shareholders that are expressly incorporated herein by
                     reference in this Form 10-K. Other sections of the
                     Annual Report furnished for the information of the
                     Commission are not deemed "filed" as part of this Form
                     10-K.
21                   Subsidiaries of American General Corporation               21*                  NA
23                   Consent of Ernst & Young, Independent Auditors             23*                  NA
24                   Powers of attorney for the directors signing this Form     24*                  NA
                     10-K

Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment
of up to $.25 per page plus postage. Such requests should be directed to
American General Corporation, Investor Relations,
P.O. Box 3247, Houston, Texas 77253-3247.
- --------------------------------------------------------------------------------

(b) Reports on Form 8-K.

   1. Current Report on Form 8-K dated November 29, 1993, with respect to the issuance of a news release announcing that the company was electing to retain its principal ordinary life insurance subsidiaries, offering for sale two other ordinary life insurance subsidiaries, and taking a $300 million write-down of acquisition-related goodwill.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                        (LOGO)

AMERICAN GENERAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

In millions

                                                                          At December 31, 1993
                                                            -------------------------------------------------
                                                                                                     Amount
                                                              Cost                                  Shown in
                                                               or                                   Consolidated
                                                            Amortized             Fair               Balance
                   Type of Investment                         Cost                Value               Sheet
- -----------------------------------------------------------------------------------------------------------------
Fixed maturity securities:
  Bonds and notes
     U.S. government obligations                            $     882           $     919           $     919
     States and political subdivisions                            180                 202                 202
     Foreign governments                                          565                 601                 601
     Mortgage-backed securities
       Pass-through securities guaranteed by U.S.
          government and government agencies                      313                 361                 361
       CMOs collateralized by U.S. government and
          government agencies                                   9,720              10,113              10,113
       Other                                                      184                 204                 204
- -----------------------------------------------------------------------------------------------------------------
          Total mortgage-backed securities                     10,217              10,678              10,678
- -----------------------------------------------------------------------------------------------------------------
     Public utilities                                           3,558               3,861               3,861
     Convertibles and bonds with warrants attached                  3                   3                   3
     All other corporate                                        9,353              10,082              10,082
  Redeemable preferred stocks                                     127                 133                 133
- -----------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                      24,885              26,479              26,479
- -----------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks - industrial, miscellaneous, and all
     other                                                         78                  91                  91
  Perpetual preferred stocks                                      104                 142                 142
- -----------------------------------------------------------------------------------------------------------------
          Total equity securities                                 182                 233                 233
- -----------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate*                                  3,032                                   3,032
Investment real estate*
  Investment properties                                           717                                     717
  Acquired in satisfaction of debt                                 55                                      55
Policy loans                                                    1,156                                   1,156
Other long-term investments*                                      137                                     137
Short-term investments                                             67                                      67
- -----------------------------------------------------------------------------------------------------------------
          Total investments                                 $  30,231                               $  31,876
- -----------------------------------------------------------------------------------------------------------------

* Net of applicable allowance for losses. See Schedule VIII of this Form 10-K.

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF INCOME OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                    1993                1992               1991
- ----------------------------------------------------------------------------------------------------------------
Revenues
  Dividends - affiliated                                       $   679             $  541             $  496
  Interest income - affiliated                                      21                 21                 39
  Net realized investment gains                                     19                 17                  -
  Other income
     Affiliated                                                     24                 24                 26
     Other                                                           5                  8                 19
- ----------------------------------------------------------------------------------------------------------------
       Total revenues                                              748                611                580
- ----------------------------------------------------------------------------------------------------------------
Expenses
  Operating costs and expenses
     Affiliated                                                      8                  9                 10
     Other                                                          51                 53                 59
  Interest expense
     Affiliated                                                     12                 12                 12
     Other                                                         109                114                128
- ----------------------------------------------------------------------------------------------------------------
       Total expenses                                              180                188                209
- ----------------------------------------------------------------------------------------------------------------
Income before income tax benefit, equity in undistributed
  net
  income of subsidiaries, and cumulative effect of
  accounting changes                                               568                423                371
- ----------------------------------------------------------------------------------------------------------------
Income tax benefit
  Excluding tax rate related adjustment                             36                 40                 45
  Tax rate related adjustment                                        1                  -                  -
- ----------------------------------------------------------------------------------------------------------------
       Total income tax benefit                                     37                 40                 45
- ----------------------------------------------------------------------------------------------------------------
Equity in net income (loss) of subsidiaries (net of
  dividends paid
  to parent)                                                      (355)                70                 64
- ----------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes              250                533                480
Cumulative effect of accounting changes*
  Parent company                                                   (12)                 -                  -
  Subsidiaries                                                     (34)                 -                  -
- ----------------------------------------------------------------------------------------------------------------
       Net income                                              $   204             $  533             $  480
- ----------------------------------------------------------------------------------------------------------------

* Reflects adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS 109, "Accounting for Income Taxes," and SFAS 112, "Employers' Accounting for Postemployment Benefits," at January 1, 1993. Additional information is incorporated herein by reference from Note 1.2 of the Notes to Financial Statements.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                         (LOGO)
AMERICAN GENERAL CORPORATION

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

BALANCE SHEET OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

                        At December 31,
                          In millions                               1993              1992             1991
- ------------------------------------------------------------------------------------------------------------------
Assets
  Investments
     Subsidiaries, at equity                                      $   5,661         $  5,350         $  5,227
     Other                                                               37               65              120
  Indebtedness from subsidiaries                                        780              650              427
  Cash                                                                    -                -                -
  Other                                                                  83               71               82
- ------------------------------------------------------------------------------------------------------------------
       Total assets                                               $   6,561         $  6,136         $  5,856
- ------------------------------------------------------------------------------------------------------------------
Liabilities
  Short-term debt                                                 $     315         $    383         $    336
  Long-term debt(a)                                                   1,012            1,061            1,127
  Indebtedness to subsidiaries                                           27               29               32
  Federal income taxes                                                   (7)             (23)             (49)
  Other                                                                  77               70               81
- ------------------------------------------------------------------------------------------------------------------
       Total liabilities                                              1,424            1,520            1,527
- ------------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                          365              368            1,894
  Net unrealized gains on securities
     Fixed maturity securities(b)                                       676                -                -
     Equity securities                                                   33               88               70
  Retained earnings(c)                                                4,229            4,263            3,959
  Cost of treasury stock(d)                                            (166)            (103)          (1,594)
- ------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                     5,137            4,616            4,329
- ------------------------------------------------------------------------------------------------------------------
       Total liabilities and shareholders' equity                 $   6,561         $  6,136         $  5,856
- ------------------------------------------------------------------------------------------------------------------

(a) The principal amount of American General debentures and notes held by subsidiaries was $66 million at December 31, 1993, $69 million at December 31, 1992, and $72 million at December 31, 1991. The five-year schedule of maturities of debt is as follows: 1994, $209 million; 1995, $103 million; 1996, $3 million; 1997, $136 million; and 1998, $71 million.

(b) Reflects adoption of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. Additional information is incorporated herein by reference from Note 1.2 of the Notes to Financial Statements.

(c)Amounts include undistributed earnings of subsidiaries of $2.4 billion in 1993 and $2.8 billion in 1992 and 1991.

(d)Amounts for 1993, 1992, and 1991 include 699,614 shares at a cost of $8 million held by subsidiaries.

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                        1993              1992             1991
- ----------------------------------------------------------------------------------------------------------------
Operating activities
  Income before cumulative effect of accounting changes            $   250           $  533           $  480
  Reconciling adjustments to net cash provided by operating
     activities
     Equity in net loss (income) of subsidiaries (net of
      dividends paid
       to parent)                                                      355              (70)             (64)
     Other, net                                                        (19)              10*               9
- ----------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                       586              473              425
- ----------------------------------------------------------------------------------------------------------------
Investing activities
  Net decrease in other investments                                     34               72*             115
  Net (increase) decrease in indebtedness from subsidiaries           (130)            (223)             245
  Net decrease in indebtedness to subsidiaries                          (2)              (3)              (2)
  Other, net                                                           (68)             (36)               -
- ----------------------------------------------------------------------------------------------------------------
       Net cash (used for) provided by investing activities           (166)            (190)             358
- ----------------------------------------------------------------------------------------------------------------
Financing activities
  Net decrease in short-term debt                                     (216)             (18)            (150)
  Long-term debt issuance                                              100                -                -
  Long-term debt redemptions                                             -                -              (10)
  Dividend payments                                                   (238)            (226)            (227)
  Common share purchases                                               (78)             (47)            (378)
  Other, net                                                            12                8              (18)
- ----------------------------------------------------------------------------------------------------------------
       Net cash (used for) financing activities                       (420)            (283)            (783)
- ----------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                     -                -                -
Cash at beginning of year                                                -                -                -
- ----------------------------------------------------------------------------------------------------------------
       Cash at end of year                                         $     -           $    -           $    -
- ----------------------------------------------------------------------------------------------------------------

* Amounts restated to conform with 1993 presentation.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                        (LOGO)
AMERICAN GENERAL CORPORATION

SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION

In millions

                                 At December 31,                        For the Years Ended December 31,
                             -----------------------      ------------------------------------------------------------
                                                                                                    Amorti-
                                                                                                    zation
                                                          Premiums                                    of
                             Deferred      Insurance        and                       Insurance     Deferred
                              Policy          and          Other          Net           and         Policy      Other
                             Acquisition    Annuity       Consider-     Investment    Annuity       Acquisition Operating
           Segment            Costs        Liabilities(a)  ations        Income       Benefits      Costs       Expenses
- ----------------------------------------------------------------------------------------------------------------------
1993
  Retirement Annuities       $    113      $  17,029      $     30      $  1,434      $  1,125      $   10      $   95
  Consumer Finance                  8            353           138            56            80           6         486
  Life Insurance                1,515          9,857         1,084           942         1,101         187         314
  Other(b)                          1              -             -             5             5           -          35
- ----------------------------------------------------------------------------------------------------------------------
     Consolidated            $  1,637(c)   $  27,239      $  1,252      $  2,437      $  2,311      $  203      $  930
- ----------------------------------------------------------------------------------------------------------------------
1992
  Retirement Annuities       $    474      $  15,012      $     23      $  1,328      $  1,069      $    5      $   96
  Consumer Finance                  6            364           119            55            76           3         454
  Life Insurance                1,603          9,360(d)      1,071           948         1,053         163         366
  Other(b)                          -              -             -            (4)            -           -          34
- ----------------------------------------------------------------------------------------------------------------------
     Consolidated            $  2,083      $  24,736      $  1,213      $  2,327      $  2,198      $  171      $  950
- ----------------------------------------------------------------------------------------------------------------------
1991
  Retirement Annuities       $    403      $  12,974      $     20      $  1,185      $    967      $    4      $   82
  Consumer Finance                  5            347           105            52            63           4         430
  Life Insurance                1,511          8,750(d)      1,043           942         1,035         171         359
  Other(b)                          -              -             -            (1)            -           -          37
- ----------------------------------------------------------------------------------------------------------------------
     Consolidated            $  1,919      $  22,071      $  1,168      $  2,178      $  2,065      $  179      $  908
- ----------------------------------------------------------------------------------------------------------------------

(a) Includes unearned premiums, other policy claims and benefits payable, and other policyholder funds, which are not significant relative to insurance and annuity reserves.

(b) Represents primarily Corporate operations and intersegment eliminations.

(c) Reflects adoption of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. Additional information is incorporated herein by reference from Note 1.2 of the Notes to Financial Statements.

(d) Amounts restated to conform with 1993 presentation.

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE VI - REINSURANCE

In millions

                                                                                                        Percentage
                                                                                                           of
                                                                          Assumed                         Amount
                                                         Ceded to           from                          Assumed
                                          Gross            Other           Other             Net           to
Description                              Amount          Companies        Companies        Amount          Net
- -------------------------------------------------------------------------------------------------------------------
1993
  Life insurance in force at year
     end*                               $  91,673        $   6,133        $    961        $  86,501         1.1%
  Premiums for the year
     Life insurance and annuities       $     702        $      47        $     13        $     668         1.9%
     Accident and health insurance            194                -              13              207         6.4
     Property-liability insurance              47                1              12               58        20.4
- ---------------------------------------------------------------------------------------------------------------
       Total premiums                   $     943        $      48        $     38        $     933         4.1%
- ---------------------------------------------------------------------------------------------------------------
1992
  Life insurance in force at year end   $  99,719        $  10,807        $  1,460        $  90,372         1.6%
  Premiums for the year
     Life insurance and annuities       $     732        $      45        $     16        $     703         2.3%
     Accident and health insurance            176                1              14              189         7.4
     Property-liability insurance              45                -               2               47         4.3
- ---------------------------------------------------------------------------------------------------------------
       Total premiums                   $     953        $      46        $     32        $     939         3.4%
- ---------------------------------------------------------------------------------------------------------------
1991
  Life insurance in force at year end   $  95,482        $   8,995        $  2,052        $  88,539         2.3%
  Premiums for the year
     Life insurance and annuities       $     722        $      41        $     17        $     698         2.4%
     Accident and health insurance            171                -              11              182         6.0
     Property-liability insurance              41                1               1               41         2.4
- ---------------------------------------------------------------------------------------------------------------
       Total premiums                   $     934        $      42        $     29        $     921         3.1%
- ---------------------------------------------------------------------------------------------------------------

* Amounts exclude $14.9 billion, $6.8 billion, $1 million, and $8.1 billion for Gross Amount, Ceded to Other Companies, Assumed from Other Companies, and Net Amount, respectively, related to the two life insurance companies held for sale.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                        (LOGO)
AMERICAN GENERAL CORPORATION

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

In millions

                                                                 Additions
                                                     ----------------------------------
                                       Balance       Charged       Charged
                                       at            to            to            Charged                     Balance
                                       Beginning     Costs         Realized      to                          at
                                         of           and          Investment    Other                       End of
Description                             Year         Expenses      Gains         Accounts      Deductions(a)  Year
- -------------------------------------------------------------------------------------------------------------------
1993
  Allowance for losses on:
     Finance receivables               $  162        $  163        $    -        $    -        $  141        $  184
     Below investment grade bonds          26             -            10             -            36             -
     Mortgage loans on real estate         53             -            84             -            39            98
     Investment real estate               129             -           199             -            75           253
     Other long-term investments           22             -            33             -            12            43
- -------------------------------------------------------------------------------------------------------------------
       Total                           $  392        $  163        $  326        $    -        $  303        $  578
- -------------------------------------------------------------------------------------------------------------------
1992
  Allowance for losses on:
     Finance receivables               $  151        $  135        $    -        $    -        $  124        $  162
     Below investment grade bonds          40             -             8             -            22            26
     Mortgage loans on real estate         50             -            34             -            31            53
     Investment real estate                62             -            82             -            15           129
     Other long-term investments            3             -            19(b)          -             -            22
- -------------------------------------------------------------------------------------------------------------------
       Total                           $  306        $  135        $  143        $    -        $  192        $  392
- -------------------------------------------------------------------------------------------------------------------
1991
  Allowance for losses on:
     Finance receivables               $  149        $  137        $    -        $    -        $  135        $  151
     Below investment grade bonds          43             -            11             -            14            40
     Mortgage loans on real estate         31             -            30             -            11            50
     Investment real estate                23             -            35             5             1            62
     Other long-term investments            7             -             1(b)         (5)            -             3
- -------------------------------------------------------------------------------------------------------------------
       Total                           $  253        $  137        $   77        $    -        $  161        $  306
- -------------------------------------------------------------------------------------------------------------------

(a) Deductions generally result from write-offs of uncollectible receivables and bonds, sales of bonds and real estate, mortgage loan payoffs, and foreclosures of real estate.

(b) Amounts restated to conform with 1993 presentation.

                                 1993 FORM 10-K

- --------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE IX - SHORT-TERM BORROWINGS

In millions

                                                                                                       Weighted
                                                                                                        Average
                                                       Weighted         Maximum         Average          Rate
                                                       Average          Amount          Amount         on Amount
                                                       Interest       Outstanding     Outstanding     Outstanding
Category of Aggregate                Balance at        Rate at          at any        during the      during the
Short-Term Borrowings(a)            December 31,     December 31,      Month End       Period(b)       Period(b)
- -----------------------------------------------------------------------------------------------------------------
1993
  Corporate(c)
     Commercial paper                 $    166            3.4%          $   346         $   207            3.1%
  Real Estate(d)
     Commercial paper                 $    413            3.3%          $   564         $   485            3.2%
  Consumer Finance(e)
     Commercial paper                 $  1,644            3.3%          $ 1,744         $ 1,633            3.2%
     Bank borrowings                       171            3.5               171             150            3.4
- -----------------------------------------------------------------------------------------------------------------
1992
  Corporate(c)
     Commercial paper                 $    329            3.7%          $   605         $   328            3.6%
     Bank borrowings                         -              -                25               4            3.8
  Real Estate(d)
     Commercial paper                 $    567            3.6%          $   591         $   578            3.6%
  Consumer Finance(e)
     Commercial paper                 $  1,708            3.5%          $ 2,045         $ 1,815            3.8%
     Bank borrowings                       148            3.8               159              77            4.6
- -----------------------------------------------------------------------------------------------------------------
1991
  Corporate(c)
     Commercial paper                 $    288            4.8%          $   447         $   153            5.1%
     Bank borrowings                         -              -                28               6            5.5
  Real Estate
     Commercial paper                 $    583            4.9%          $   593         $   496            5.9%
  Consumer Finance(e)
     Commercial paper                 $  1,990            4.8%          $ 2,105         $ 1,881            6.2%
     Bank borrowings                        40            6.6               123              45            7.5
- -----------------------------------------------------------------------------------------------------------------

(a) Commercial paper borrowings are unsecured promissory notes issued with maturities ranging from one day to 270 days. Bank borrowings are typically overnight loans under uncommitted credit lines made available to the company and certain subsidiaries.

(b) Method of computation: daily weighted average based on respective time outstanding and the amount of borrowings.

(c) Excludes current maturities of long-term debt of $146 million in 1993, $50 million in 1992, and $48 million in 1991.

(d) Excludes current maturities of long-term debt of $1 million in 1993 and $2 million in 1992.

(e) Excludes investment certificates of thrift subsidiaries.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                                        (LOGO)
SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 1994.

AMERICAN GENERAL CORPORATION

By: /s/  Pamela J. Penny
- -----------------------------------------------------------------

Pamela J. Penny
(Vice President and Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1994.

/s/  Harold S. Hook
- -----------------------------------------------------------------

Harold S. Hook
(Chairman of the Board, Chief Executive Officer, and Director -
Principal Executive Officer)

/s/  Austin P. Young
- -----------------------------------------------------------------

Austin P. Young
(Senior Vice President and Chief Financial Officer -
Principal Financial Officer)

/s/  Pamela J. Penny
- -----------------------------------------------------------------

Pamela J. Penny
(Vice President and Controller - Principal Accounting Officer)

J. Evans Attwell*
- -----------------------------------------------------------------

J. Evans Attwell
(Director)

Thomas D. Barrow*
- -----------------------------------------------------------------

Thomas D. Barrow
(Director)

Brady F. Carruth*
- -----------------------------------------------------------------

Brady F. Carruth
(Director)

W. Lipscomb Davis, Jr.*
- -----------------------------------------------------------------

W. Lipscomb Davis, Jr.
(Director)

Robert M. Devlin*
- -----------------------------------------------------------------

Robert M. Devlin
(Director)

Larry D. Horner*
- -----------------------------------------------------------------

Larry D. Horner
(Director)

Richard J.V. Johnson*
- -----------------------------------------------------------------

Richard J.V. Johnson
(Director)

Robert E. Smittcamp*
- -----------------------------------------------------------------

Robert E. Smittcamp
(Director)

James R. Tuerff*
- -----------------------------------------------------------------

James R. Tuerff
(Director)

*By: /s/  Kurt G. Schreiber
- -----------------------------------------------------------------

Kurt G. Schreiber
(Attorney-in-fact)

                                 1993 FORM 10-K

                               INDEX TO EXHIBITS

                                                                                      Filed Herewith(*),
                                                                                    Nonapplicable (NA), or
                                                                                Incorporated by Reference from
                                                                                ------------------------------
                                                                                              American General
                                                                                              Registration No.
       Exhibit                                                                                       or
       Number                                                                     Exhibit          Report
- --------------------------------------------------------------------------------------------------------------
 3.1                 Restated Articles of Incorporation of American General     4.1               33-33115
                     Corporation (including Statement of Resolution
                     Establishing Series of Shares of Series A Junior
                     Participating Preferred Stock)
 3.2                 Amended and Restated Bylaws of American General            3.2*                 NA
                     Corporation
 4                   There have not been filed as exhibits to this Form 10-K    NA                   NA
                     certain long-term debt instruments, none of which
                     relates to authorized indebtedness that exceeds 10% of
                     the consolidated assets of the company and its
                     subsidiaries. American General hereby agrees to furnish
                     a copy of any such instrument to the Commission upon
                     request.
10.1                 1984 Stock and Incentive Plan for key employees of the     10.5             Form 10-K
                     company and its subsidiaries                                                 for 1984
10.2                 1984 Stock and Incentive Plan (Amended and Restated        10.2*                NA
                     Effective as of February 8, 1994) for key employees of
                     the company and its subsidiaries
10.3                 Restoration of Retirement Income Plan for Certain          10.3*                NA
                     Employees Participating in the Restated American
                     General Retirement Plan (Restoration of Retirement
                     Income Plan)
10.4                 First Amendment to Restoration of Retirement Income        10.4*                NA
                     Plan
10.5                 Second Amendment to Restoration of Retirement Income       10.5*                NA
                     Plan
10.6                 American General Supplemental Thrift Plan                  10.6*                NA
10.7                 First Amendment to American General Supplemental Thrift    10.7*                NA
                     Plan
10.8                 Second Amendment to American General Supplemental          10.8*                NA
                     Thrift Plan
10.9                 Third Amendment to American General Supplemental Thrift    10.9*                NA
                     Plan
10.10                Form of Severance Agreements between the company and       10.10*               NA
                     each of the following: Harold S. Hook, James R. Tuerff,
                     Robert M. Devlin, Michael G. Atnip, Jon P. Newton,
                     Nicholas R. Rasmussen, Kurt G. Schreiber, Peter V.
                     Tuters, Robert D. Womack, Austin P. Young, Stephen D.
                     Bickel, Robert S. Cauthen, Jr., James S. D'Agostino,
                     Jr., Peter P. Huff, and Daniel Leitch III.

- --------------------------------------------------------------------------------

(continued on next page)

                                                                                      Filed Herewith(*),
                                                                                    Nonapplicable (NA), or
                                                                                Incorporated by Reference from
                                                                                ------------------------------
                                                                                              American General
                                                                                              Registration No.
       Exhibit                                                                                       or
       Number                                                                     Exhibit          Report
- --------------------------------------------------------------------------------------------------------------
10.11                Supplemental Retirement Agreement between the company      10.11*               NA
                     and Harold S. Hook
10.12                American General Supplemental Retirement Plan Trust        10.12*               NA
                     (relating to Exhibit 10.11 hereto)
10.13                Amendment to Supplemental Retirement Agreement between     10.13*               NA
                     the company and Harold S. Hook
10.14                Second Amendment to Supplemental Retirement Agreement      10.14*               NA
                     between the company and Harold S. Hook
10.15                Supplemental Retirement Agreement between the company      19.5             Form 10-Q
                     and Michael J. Poulos                                                       for Third
                                                                                                Quarter 1990
10.16                Deferred Compensation Agreement between the company and    10.16*               NA
                     Harold S. Hook
10.17                American General Corporation Retirement Plan for           10.17*               NA
                     Directors (as amended and restated)
11                   Computation of Earnings Per Share                          11*                  NA
12                   Computation of Ratio of Earnings to Fixed Charges          12*                  NA
13                   Portions of American General's 1993 Annual Report to       13*                  NA
                     Shareholders that are expressly incorporated herein by
                     reference in this Form 10-K. Other sections of the
                     Annual Report furnished for the information of the
                     Commission are not deemed "filed" as part of this Form
                     10-K.
21                   Subsidiaries of American General Corporation               21*                  NA
23                   Consent of Ernst & Young, Independent Auditors             23*                  NA
24                   Powers of attorney for the directors signing this Form     24*                  NA
                     10-K

Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment
of up to $.25 per page plus postage. Such requests should be directed to
American General Corporation, Investor Relations,
P.O. Box 3247, Houston, Texas 77253-3247.
- --------------------------------------------------------------------------------