Form 10-Q
period 1994-03-31
AMERICAN GENERAL CORP /TX/
filed 1994-05-12
CIK 5103

AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1994

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _____________________

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


                                 (713) 522-1111
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .     No      .

The number of shares outstanding of the registrant's common stock at April 30, 1994 was 211,563,368 (excluding shares held in treasury and by a subsidiary).

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the three
                    months ended March 31, 1994 and 1993 .............  2

                  Consolidated Balance Sheet at March 31, 1994 and
                    December 31, 1993 ................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the three months ended March 31, 1994 and 1993 ...  4

                  Notes to Consolidated Financial Statements .........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............  7


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 17

         Item 5.  Other Information .................................. 17

         Item 6.  Exhibits and Reports on Form 8-K ................... 17

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993

Revenues
 Premiums and other considerations ................   $   289       $   311
 Net investment income ............................       621           598
 Finance charges ..................................       281           263
 Realized investment gains ........................         3             2
 Other ............................................        20            13
     Total revenues ...............................     1,214         1,187

Benefits and expenses
 Insurance and annuity benefits ...................       539           554
 Operating costs and expenses .....................       301           289
 Interest expense
  Corporate .......................................        28            27
  Consumer Finance ................................        93            94
     Total benefits and expenses ..................       961           964

Earnings
 Income before income tax expense and
   cumulative effect ..............................       253           223
 Income tax expense ...............................        92            79
 Income before cumulative effect ..................       161           144
 Cumulative effect of accounting changes ..........         -           (46)
     Net income ...................................   $   161       $    98

Earnings per share
 Income before cumulative effect ..................   $   .75       $   .66
 Cumulative effect of accounting changes ..........         -          (.21)
     Net income per share .........................   $   .75       $   .45

Dividends paid per common share ...................   $  .290       $  .275

Average fully diluted shares outstanding
  (in thousands) ..................................   213,331       217,005

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)


                                                   March 31,   December 31,
                                                     1994          1993
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $25,897; $24,885) ...........................    $26,157        $26,479
  Mortgage loans on real estate .................      2,939          3,032
  Equity securities (cost: $185; $182) ..........        222            233
  Policy loans ..................................      1,156          1,156
  Investment real estate ........................        758            772
  Other long-term investments ...................        129            137
  Short-term investments ........................         47             67
    Total investments ...........................     31,408         31,876
 Cash ...........................................          9              6
 Finance receivables, net .......................      6,508          6,390
 Deferred policy acquisition costs ..............      2,114          1,637
 Acquisition-related goodwill ...................        613            618
 Other assets ...................................      1,236          1,205
 Net assets of life insurance companies held
  for sale ......................................        161            153
 Assets held in Separate Accounts ...............      2,232          2,097
    Total assets ................................    $44,281        $43,982

Liabilities
 Insurance and annuity liabilities ..............    $27,759        $27,239
 Debt (short-term)
  Corporate ($409; $312) ........................      1,354          1,257
  Real Estate ($381; $414) ......................        412            429
  Consumer Finance ($2,042; $1,824) .............      5,947          5,843
 Income tax liabilities .........................        974          1,241
 Other liabilities ..............................      1,010            739
 Liabilities related to Separate Accounts .......      2,232          2,097
    Total liabilities ...........................     39,688         38,845

Shareholders' equity
 Common stock ...................................        365            365
 Net unrealized gains on securities .............        151            709
 Retained earnings ..............................      4,325          4,229
 Cost of treasury stock .........................       (248)          (166)
    Total shareholders' equity ..................      4,593          5,137
    Total liabilities and shareholders' equity ..    $44,281        $43,982

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                         Three Months Ended
                                                              March 31,
                                                         1994          1993
Operating activities
     Net cash provided by operating activities ...... $   400       $   471

Investing activities
  Investment purchases ..............................  (2,108)       (1,995)
  Investment calls, maturities, and sales ...........   1,525         1,324
  Finance receivable originations or acquisitions ...  (1,243)       (1,060)
  Finance receivable principal payments received ....   1,072           921
  Net (increase) decrease in short-term investments .      20           (62)
  Other, net ........................................      31           (19)
     Net cash used for investing activities .........    (703)         (891)

Financing activities
  Retirement Annuities and Life Insurance
    Policyholder account deposits ...................     631           683
    Policyholder account withdrawals ................    (343)         (232)
       Total Retirement Annuities and Life Insurance.     288           451
  Consumer Finance
    Net increase (decrease) in short-term debt ......     218           (60)
    Net long-term debt issuances ....................      65           405
    Long-term debt redemptions ......................    (179)         (279)
       Total Consumer Finance .......................     104            66
  Corporate
    Net increase (decrease) in short-term debt
      Corporate .....................................      97          (124)
      Real Estate ...................................     (33)          (15)
    Long-term debt issuance (redemptions) ...........     (10)          100
    Dividend payments ...............................     (62)          (59)
    Common share purchases ..........................     (78)            -
    Other, net ......................................       -             7
       Total Corporate ..............................     (86)          (91)
     Net cash provided by financing activities ......     306           426

Net decrease in cash ................................       3             6
Cash at beginning of period .........................       6            17
     Cash at end of period .......................... $     9       $    23

Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Income taxes .................................... $    60       $     9
    Interest
      Corporate .....................................       9            18

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

      Real Estate ...................................       4             1
      Consumer Finance ..............................      96           108









Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1994

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at March 31, 1994 and the consolidated results of operations and cash flows for the three months ended March 31, 1994 and 1993.

     To conform with the 1994 presentation, certain items in the prior period have been reclassified. Additionally, certain amounts previously reported in the 1993 first quarter Form 10-Q have been restated to reflect the retroactive adoption of Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

2. Status of Federal Tax Return Examinations. The company and its subsidiaries file a consolidated federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the company's tax returns through 1985 and has commenced examination of the company's tax returns for 1986 through 1988.

     The IRS is disputing the company's tax treatment of some items for the years 1977 through 1985. Some of these issues will require litigation to resolve, and any amounts ultimately settled with the IRS would also include interest. Although the final outcome is uncertain, the company believes that the ultimate liability, including interest, resulting from these issues will not exceed amounts currently provided in the consolidated financial statements.

3. Legal Contingency. Two real estate subsidiaries of the company were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously-awarded

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

     punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. An appeal on numerous legal grounds has been filed. The company believes, based on advice of legal counsel, that plaintiffs' claims are without merit, and







Item 1.  Financial Statements (continued).

     the  company is continuing to  contest the matter  vigorously through the
     appeals  process.   No  provision  has  been  made  in  the  consolidated
     financial statements related to this contingency.

     In April 1992, the IRS issued Notices of Deficiency in the amount of $12.4 million for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. During 1992, the company elected to pay the assessment plus associated interest. A claim for refund of tax and interest was disallowed by the IRS in January 1993. On June 30, 1993, a suit for refund was filed in the Court of Federal Claims. The company believes that the IRS's claims are without merit, and is continuing to vigorously pursue refund of the amounts paid. No provision has been made in the consolidated financial statements related to this contingency.

     American General and certain of its subsidiaries are defendants in various other lawsuits arising in the normal course of business. American General and its subsidiaries believe they have valid defenses in these pending lawsuits and are defending these cases vigorously. The company also believes that the total amounts that would ultimately be paid, if any, arising from these lawsuits would have no material effect on the consolidated financial statements.

4. Ratios of Earnings to Fixed Charges. The ratios of earnings to fixed charges are as follows:
                                                        Three Months Ended
                                                             March 31,
                                                        1994          1993
     Consolidated operations .......................    3.0X          2.7X
     Consolidated operations, corporate fixed
       charges only ................................    9.3X          8.4X
     American General Finance, Inc. ................    1.9X          1.8X

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1993 Annual Report to Shareholders including the Management's Discussion and Analysis found on pages 18 through 24, 26, 28, and 30 thereof.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 6 of this Form 10-Q.

                              STATEMENT OF INCOME

      Comparison of Three Months Ended March 31, 1994 and March 31, 1993

Revenues. Total revenues increased $27 million, or 2%, for the three months ended March 31, 1994 over the same period in 1993, primarily due to increases in net investment income and finance charges, partially offset by a decrease in premiums and other considerations. The $23 million, or 4%, increase in net investment income was attributable to a 9% growth in invested assets, partially offset by a decline in investment yields. The decline in yields was primarily due to prepayment of higher yielding bonds and mortgage-backed securities throughout 1993 and reinvestment of the proceeds at lower interest rates. The $18 million, or 7%, increase in finance charges resulted from an increase in average finance receivables and higher yields on those receivables. While premiums and other considerations decreased 7%, the decline was primarily due to reporting the activity of life insurance companies held for sale in other revenues, and ceding of a block of business on January 1, 1994. The revenues ceded were offset by a related decrease in insurance benefit expense.

Realized Investment Gains. Realized investment gains for the three months ended March 31, 1994 included $16 million of gains due to early redemption of fixed maturity securities at the election of the issuer (calls) and $15 million of gains from sales of investments, primarily five real estate joint ventures, offset by additions to reserves of $28 million, primarily related to investment real estate.

For the same period in 1993, gains of $21 million on calls and $5 million on the sale of real estate were offset by a $24 million increase in reserves, primarily related to investment real estate.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

Other Revenues. Other revenues increased $7 million, or 44%, for the three months ended March 31, 1994 over the same period in 1993, primarily due to reporting pretax earnings of $6 million for the life insurance companies held for sale in other revenues. The 1993 activity of the life insurance companies held for sale is included in the 1993 financial statement line items as originally reported.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Insurance and Annuity Benefits. Insurance and annuity benefits decreased $15 million, or 3%, for the first three months of 1994 compared to the same period in 1993, primarily due to ceding of a block of business beginning January 1, 1994, and reporting the 1994 activity of life insurance companies held for sale in other revenues.

Operating Costs and Expenses. Operating costs and expenses increased $12 million, or 4%, for the three months ended March 31, 1994, compared to the same period in 1993, primarily due to a $10 million increase in provision for credit losses and higher operating expenses in the Consumer Finance segment, partially offset by increased deferrals of loan origination fees due to growth in finance receivables and reporting the 1994 activity of life insurance companies held for sale in other revenues.

Interest Expense. Interest expense on corporate debt increased $1 million, or 2%, due to an increase in commercial paper borrowings. Interest expense on consumer finance debt decreased $1 million, or 1%, primarily due to lower borrowing rates in the three months ended March 31, 1994, compared to the 1993 period.

Income Tax Expense. Income tax expense increased $13 million, or 17%, for the first three months of 1994 compared to the same period in 1993, primarily due to higher taxable income and the 1% increase in the federal corporate tax rate.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994
















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                               BUSINESS SEGMENTS

To facilitate meaningful period-to-period comparisons of business segment results, operating earnings of each segment include earnings from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude net realized investment gains, non-recurring items, and the effect of accounting changes. Earnings on equity not allocated to the business segments are included in earnings on corporate assets.

                                                     Three Months Ended
                                                          March 31,
                                                     1994          1993
(In millions)
Revenues
Retirement Annuities ...........................   $  379        $  358
Consumer Finance ...............................      335           311
Life Insurance .................................      477           511
  Total business segments ......................    1,191         1,180
Corporate
  Realized investment gains ....................        3             2
  Other ........................................       20             5
     Total consolidated revenues ...............   $1,214        $1,187

Deposits
Retirement Annuities ...........................   $  587        $  538
Life Insurance .................................      267           235
Life insurance companies held for sale .........        7             -
     Total deposits ............................   $  861        $  773

Earnings
Retirement Annuities ...........................   $   53        $   44
Consumer Finance ...............................       53            48
Life Insurance .................................       64            70
  Total business segments ......................      170           162
Corporate
  Net interest on corporate debt ...............      (19)          (21)
  Expenses not allocated to segments ...........       (6)           (5)

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

  Earnings on corporate assets .................       15             7
  Realized investment gains ....................        1             1
Income before cumulative effect ................      161           144
Cumulative effect of accounting changes ........        -           (46)
     Total consolidated net income..............   $  161        $   98














Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Annuities. Revenues for the first three months of 1994 compared to 1993 increased $21 million, or 6%, primarily due to a 5% increase in net investment income, reflecting growth in invested assets, partially offset by a decrease in the average investment yield. Invested assets increased $2 billion, or 12%, from March 31, 1993 to March 31, 1994, primarily due to growth in fixed premium deposits and reinvestment of investment income. Operating earnings increased $9 million, or 19%, reflecting continued growth in the business and a slightly higher spread between the average yield earned on investments and the average rate of interest credited to policyholders. The slight improvement in spread was due to a smaller decline in the average investment yield than in the average rate of interest credited to policyholders for the comparable three month period. The ratio of operating expenses to average assets improved from .61% in the first quarter of 1993 to .53% in 1994. The ratio of policyholder surrenders to average deferred policy reserves for the three months ended March 31, 1994 was 5.8% compared to 3.9% for the first three months of 1993, due to lower crediting rates on fixed annuity accounts and participants' growing demand for equity-based investments. This demand resulted in a $60 million increase in variable account deposits and a $11 million decrease in fixed account deposits in first quarter 1994 compared to first quarter 1993.

Consumer Finance. Revenues for the first three months of 1994 compared to 1993 increased $24 million, or 8%, primarily from increased finance charges due to growth in finance receivables through business development efforts and higher yields resulting from a change in the product mix to emphasize direct consumer loans. Operating earnings increased $5 million, or 10%, due to increased spread on a higher receivables balance, partially offset by a higher provision for credit losses and increased operating expenses. The cost of segment borrowings was $3 million lower in first quarter 1994, due to lower interest rates partially offset by higher average borrowings. Annualized charge offs increased to 2.21% for the first three months of 1994 from 1.92% for the same period of 1993, and loan delinquencies increased to 2.4% at March 31, 1994 from 2.1% at March 31, 1993 (2.5% at year-end 1993). The increase in

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

charge offs, delinquencies, and the provision for credit losses was primarily due to the emphasis on smaller, non-real estate, direct consumer loans.

Life Insurance. Total revenues decreased $34 million, or 7%, in first quarter 1994 compared to 1993 primarily due to the ceding of a block of business effective January 1, 1994, reclassification to corporate of the activity related to the life insurance companies held for sale in 1994, and lower investment income. The decrease in investment income was a result of lower yields, due to prepayment of higher yielding securities and reinvestment at lower rates throughout 1993, partially offset by growth in invested assets. Deposits increased 13% to $267 million due to growth in both variable annuity and interest-sensitive life products. Operating earnings decreased $6 million








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

in the first quarter of 1994 compared to 1993 primarily due to the decrease in investment income, higher death claim benefits in the home service distribution business, and $3 million first quarter 1993 earnings of the life insurance companies held for sale excluded from segment reporting in 1994.

Corporate. Corporate operations for the three months include interest on corporate debt, expenses not allocated to the business segments, earnings on corporate assets, and net realized investment gains. For reporting purposes, corporate assets include assets representing equity of the subsidiaries not considered necessary to support their businesses. Corporate debt is that debt incurred primarily to fund acquisitions, share repurchases, and capital needs of subsidiaries. Earnings on corporate assets increased $8 million, primarily due to higher income from investment real estate in first quarter 1994 compared to 1993, and net operations of life insurance companies held for sale reported in corporate operations in first quarter 1994.

                                 BALANCE SHEET

Effect of SFAS 115. The company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. Accordingly, all fixed maturity and equity securities were classified as available-for-sale and recorded at fair value at March 31, 1994 and December 31, 1993. SFAS 115 does not permit a company to value the related insurance and annuity liabilities at fair value. The adjustments to record the effect of unrealized gains on fixed maturity securities and related balance sheet accounts adjusted under SFAS 115 were as follows:

                                                     March 31,  December 31,
                                                        1994        1993
(In millions)

Fair value adjustment to fixed maturity securities      $260       $1,594

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

Less:
  Decrease in deferred policy acquisition costs          (69)        (550)
  Decrease (increase) in insurance and annuity
    liabilities                                            4           (4)
  Increase in deferred federal income taxes              (69)        (364)
      Net unrealized gains on securities                $126       $  676

Increases in market interest rates and resulting decreases in bond values during first quarter 1994 reduced the net unrealized gains on fixed maturity securities credited directly to shareholders' equity and the related adjustments to related balance sheet accounts. Care should be exercised in drawing conclusions based on balance sheet amounts that include the SFAS 115 effect, since related insurance and annuity liabilities are not carried at fair value.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

ASSETS. At March 31, 1994, the $44 billion of consolidated assets were distributed as follows: 71% in investments, principally supporting insurance and annuity liabilities, 15% in net finance receivables, 6% in intangible assets, and 8% in other assets.

     Investments. As shown above, investments decreased $1.3 billion from December 31, 1993 to March 31, 1994 due to the effect of SFAS 115. For more information on the investment portfolio at March 31, 1994, see the section titled "INVESTMENTS" beginning on page 13.

     Finance Receivables. Net finance receivables increased $118 million, or 2%, from December 31, 1993 to March 31, 1994, primarily due to business development efforts in the Consumer Finance segment.

     Deferred Policy Acquisition Costs (DPAC). The $477 million increase in DPAC from December 31, 1993 to March 31, 1994 was primarily due to a $481 million reduction in the effect of SFAS 115 at March 31, 1994 as compared to December 31, 1993 (see discussion titled "Effect of SFAS 115" on page
     11).

     Separate Account Assets and Liabilities. The $135 million increase in assets and liabilities related to Separate Accounts from December 31, 1993 to March 31, 1994 primarily reflects increased sales of variable annuity products in the Retirement Annuities and Life Insurance segments.

LIABILITIES AND SHAREHOLDERS' EQUITY. At March 31, 1994, consolidated liabilities and shareholders' equity were distributed as follows: 63% in insurance and annuity liabilities, 13% in consumer finance debt, 10% in shareholders' equity, 4% in corporate and real estate debt, and 10% in other liabilities.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

     Insurance and Annuity Liabilities. The $520 million increase in insurance and annuity liabilities from December 31, 1993 to March 31, 1994 primarily reflects continued growth in the Retirement Annuities segment.

     Corporate Debt. Corporate debt was $97 million higher at March 31, 1994 than at December 31, 1993, principally because cash used to repurchase common shares and pay dividends to shareholders exceeded cash dividends received from subsidiaries. Excluding the effect of SFAS 115, the ratio of corporate debt to corporate capital (the sum of corporate debt plus shareholders' equity) was 23% at March 31, 1994 and 22% at December 31, 1993.

     Consumer Finance Debt. Consumer finance debt increased $104 million from December 31, 1993 to March 31, 1994, to support the growth in finance receivables.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Income Taxes. The liability for income taxes decreased $267 million from December 31, 1993 to March 31, 1994, primarily due to a $295 million reduction in the effect of SFAS 115 on deferred taxes from December 31, 1993 to March 31, 1994 (see discussion titled "Effect of SFAS 115" on page 11).

     Other Liabilities. Other liabilities increased $271 million from December 31, 1993 to March 31, 1994, primarily due to an increase in amounts owed to securities brokers because of the timing of investment transactions.

     Shareholders' Equity. Shareholders' equity decreased from $5.1 billion at December 31, 1993 to $4.6 billion at March 31, 1994, primarily due to a $550 million reduction in the effect of SFAS 115 on net unrealized gains from December 31, 1993 to March 31, 1994 (see discussion titled "Effect of SFAS 115" on page 11). Due to the requirements of SFAS 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and investment real estate, which are discussed below. The company reviews invested assets on a regular basis and records write-downs where declines in fair value below cost are not considered temporary.

Fixed Maturity Securities. Fixed maturity securities represented 83% of invested assets at March 31, 1994. Fixed maturity securities are carried at fair value in accordance with SFAS 115 (see discussion titled "Effect of SFAS

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

115"  on  page  11).   Information  regarding  the  fixed maturity  securities
portfolio at March 31, 1994, which included bonds and redeemable preferred stocks, was as follows:
                                                                % of
                             Average Credit                 Total Fixed
($ in millions)                  Rating        Fair Value   Maturities

Mortgage-backed                    AAA          $10,533         40%
Other investment grade             A             14,820         57
Below investment grade             BB-              804          3
  Total fixed maturities           AA-          $26,157        100%

Below investment grade bonds, those rated below BBB-, totaled $790 million at March 31, 1994, or 3.0% of total fixed maturity securities, compared to 2.8% at December 31, 1993. Net income from below investment grade bonds, including realized investment gains and losses, was $12 million and $6 million for the first three months of 1994 and 1993, respectively. Included in 1993 are changes in the allowance for losses.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-performing bonds, defined as bonds for which payment of interest is sufficiently uncertain as to preclude accrual of interest, were $47 million and $46 million, or 0.2% of total fixed maturity securities, at March 31, 1994 and December 31, 1993, respectively.

Mortgage Loan Portfolio. Mortgage loans on real estate totaled 9% of invested assets at March 31, 1994. Information regarding the mortgage loan portfolio at March 31, 1994 was as follows:

                                  Book        Non-Performing Loans
($ in millions)                   Value         Amount        %

Commercial                       $2,930          $158        5.4%
Residential                         110             5        4.3%
Allowance for losses               (101)          (33)
  Total mortgage loans           $2,939          $130

Non-performing (impaired)  commercial loans  consist of delinquent  loans (60+
days) and restructured loans for which the company determines all amounts due under the contractual terms probably will not be collected. These loans represented 5.4% of total mortgage loans at March 31, 1994, compared to 4.4% at December 31, 1993. The increase was primarily due to loans in California adversely affected by economic conditions.

At March 31, 1994, $437 million of performing commercial mortgage loans were on the company's watch list due to non-monetary defaults or concerns that future payments may not be made on a timely basis. This amount compares to $467 million at year-end 1993. The decrease in the watch list amount is due primarily to loans placed on delinquent status during first quarter 1994. The

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

Investment  Real  Estate.   Investment real  estate  totaled 2.4%  of invested
assets at March 31, 1994 and December 31, 1993. The breakdown of investment real estate was as follows:

(In millions)                         March 31, 1994    December 31, 1993

Land development projects                $  623              $  642
Income-producing real estate                207                 189
American General Center, Houston            123                 125
Foreclosed real estate                       68                  69
Allowance for losses                       (263)               (253)
  Total investment real estate           $  758              $  772

The increase in income-producing real estate was primarily due to the assumption of control and consolidation of two income-producing joint ventures in the first quarter of 1994.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                                  CASH FLOWS

Management believes that the overall sources of cash and liquidity available to the company and its subsidiaries will continue to be sufficient to satisfy its foreseeable financial obligations.

Cash Flows of the Company. Net operating cash flows generated by the company were $92 million and $53 million for the three months ended March 31, 1994 and 1993, respectively. Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used to fund interest obligations, dividends to shareholders, and repurchase of common stock. The company's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations.

During the first three months of 1994, the companies in the Life Insurance and Retirement Annuities segments paid cash dividends to American General of $54 million, compared to $29 million during the first three months of 1993. Cash dividends paid to the company by the Consumer Finance segment totaled $81 million and $41 million in the first three months of 1994 and 1993, respectively. Of the $65 million increase in dividends paid, $48 million was related to dividends declared in 1993 and paid in 1994.

On April 15, 1994, the company redeemed $140 million of 8 1/2% Notes due April 1998. These notes were classified as short-term debt at March 31, 1994 and

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

December 31, 1993.

Segment Cash Flows. Net cash flows generated by the Life Insurance and Retirement Annuities segments in the first three months of 1994 included $321 million provided by operations and $288 million provided by the increase in policyholder account deposits, net of withdrawals. This compared to $349 million and $451 million during the first three months of 1993. The decrease in policyholder account deposits, net of withdrawals, was primarily due to an increase in fixed account withdrawals in the Retirement Annuities segment. The Consumer Finance segment's operating cash flows totaled $166 million during the first three months of 1994, compared to $154 million during the first three months of 1993.

Consolidated Operating Activities. Net cash flows from operating activities on a consolidated basis decreased $71 million in the first three months of 1994 compared to the comparable period in 1993. This decrease was primarily due to an increase in taxes paid.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investing   Activity.    The  source  of  cash  flow  from  investment  calls,
maturities, and sales was as follows:
                                              Three Months Ended
(In millions)                                      March 31,
                                              1994          1993
Fixed maturity securities
 Repayments of mortgage-backed securities   $  801        $  538
 Calls                                         290           529
 Sales                                         153            47
 Maturities                                    108            58
Mortgage loans                                  97           105
Equity securities                               11            18
Other                                           65            29
  Total                                     $1,525        $1,324

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and provide an additional source of cash for operating requirements. At March 31, 1994, committed credit facilities totaled $2.5 billion; outstanding borrowings under these facilities were $45 million.

                                 OTHER FACTORS

Environmental. American General's principal exposure to environmental regulation arises from its ownership of investment real estate. Probable costs related to environmental clean-up are estimated to be $5 million, and appropriate liabilities have been recorded to reflect these costs. The

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994

company is continuing to review these costs, as well as the cost of compliance with Environmental Protection Agency regulations.

Guaranty Associations. The amount assessed the company's life insurance and annuity subsidiaries by State Guaranty Associations for the first three months of 1994 was $3.4 million, of which $2.4 million had been accrued at December 31, 1993. Assessments in the first three months of 1993 were $4.5 million, of which $2.5 million was accrued at December 31, 1992. The assessments for 1994 and 1993 were offset by $.8 million and $1.8 million, respectively, considered recoverable against future premium taxes. At March 31, 1994, the accrued liability for anticipated unrecoverable assessments was $17 million, compared to $19 million at December 31, 1993.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

On March 22, 1994, two subsidiaries of the company were named as defendants in The People of the State of California ("California") v. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc., and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California seeks injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of the company, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs. The subsidiaries have not yet been served with process and are in the initial stages of analyzing the claims.

Other than the lawsuit described above and those previously disclosed, American General and certain of its subsidiaries are defendants in various other lawsuits arising in the normal course of business. American General and its subsidiaries believe they have valid defenses in these pending lawsuits and are defending these cases vigorously. The company also believes that the total amounts that would ultimately be paid, if any, arising from these lawsuits would have no material effect on the consolidated financial statements.


Item 5.   Other Information.

Common Stock Repurchase  Program.   From December 31,  1993 through March  31,
1994, the registrant purchased 3,047,500 shares of its common stock pursuant to its stock repurchase program at a cost of $83.3 million.

Item 6.   Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 10 American General Corporation Performance-Based Plan for Executive Officers, effective as of January 1, 1994.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges for Consolidated Operations.

     Exhibit 12.2 Computation of Ratio of Earnings to Fixed Charges for Consolidated Operations, Corporate Fixed Charges Only.

     Exhibit 12.3 Computation of Ratio of Earnings to Fixed Charges for American General Finance, Inc.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





                          PART II.  OTHER INFORMATION
                                  (Continued)

Item 6. Exhibits and Reports on Form 8-K (continued).


b.   Reports on Form 8-K.

     No Current Reports on Form 8-K were filed during the first quarterly period of 1994.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN GENERAL CORPORATION
(Registrant)




By:  PAMELA J. PENNY
     PAMELA J. PENNY
     Vice President and Controller
     (Duly Authorized Officer and
     Chief Accounting Officer)





Date:  May 12, 1994

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1994





                                 EXHIBIT INDEX


                                                                Sequentially
                                                                  Numbered
Exhibit                                                             Page

 10 American General Corporation Performance-Based Plan for Executive Officers, effective as of January 1, 1994

 11      Computation of Earnings per Share.

 12.1    Computation of Ratio of Earnings to Fixed Charges for
         Consolidated Operations.

 12.2    Computation of Ratio of Earnings to Fixed Charges for
         Consolidated Operations, Corporate Fixed Charges Only.

 12.3    Computation of Ratio of Earnings to Fixed Charges for
         American General Finance, Inc.