Form 10-Q
period 1994-06-30
AMERICAN GENERAL CORP /TX/
filed 1994-08-09
CIK 5103

AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .     No      .

The number of shares outstanding of the registrant's common stock at July 31, 1994 was 209,255,060 (excluding shares held in treasury and by a subsidiary).

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





                              INDEX TO FORM 10-Q


                                                                        Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the six months
                    and quarter ended June 30, 1994 and 1993 ...........  2

                  Consolidated Balance Sheet at June 30, 1994 and
                    December 31, 1993 ..................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the six months ended June 30, 1994 and 1993 ........  4

                  Notes to Consolidated Financial Statements ...........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................  7


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................... 18

         Item 4.  Submission of Matters to a Vote of Security Holders .. 18

         Item 5.  Other Information .................................... 19

         Item 6.  Exhibits and Reports on Form 8-K ..................... 19

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                       Six Months Ended      Quarter Ended
                                           June 30,             June 30,
                                       1994        1993      1994     1993

Revenues
 Premiums and other considerations. $   587     $   619   $   298  $   308
 Net investment income ............   1,238       1,206       617      608
 Finance charges ..................     583         534       302      271
 Realized investment gains ........       4           5         1        3
 Other ............................      34          28        14       15
     Total revenues ...............   2,446       2,392     1,232    1,205

Benefits and expenses
 Insurance and annuity benefits ...   1,092       1,118       553      564
 Operating costs and expenses .....     387         381       196      187
 Commission expense ...............     195         205        99      105
 Provision for credit losses ......      88          69        45       36
 Change in DPAC ...................     (63)        (81)      (34)     (43)
 Interest expense
  Corporate .......................      54          55        26       28
  Consumer Finance ................     193         188       100       94
     Total benefits and expenses ..   1,946       1,935       985      971

Earnings
 Income before income tax expense
  and cumulative effect ...........     500         457       247      234
 Income tax expense ...............     181         162        89       83
 Income before cumulative effect ..     319         295       158      151
 Cumulative effect of accounting
  changes .........................        -        (46)        -        -
     Net income ................... $   319     $   249   $   158  $   151

Earnings per share
 Income before cumulative effect .. $ 1.50 $ 1.36 $ .75 $ .70 Cumulative effect of accounting
  changes .........................       -        (.21)        -        -
     Net income per share ......... $  1.50      $ 1.15   $   .75  $   .70

Dividends paid per common share ... $  .580      $ .550   $  .290  $  .275

Average fully diluted shares
  outstanding (in thousands) ...... 211,810     216,983   210,312  216,941

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                    June 30,    December 31,
                                                      1994          1993
Assets
 Investments
  Fixed maturity securities (amortized cost:
   $26,175; $24,885) ............................    $25,628        $26,479
  Mortgage loans on real estate .................      2,823          3,032
  Equity securities (cost: $264; $182) ..........        293            233
  Policy loans ..................................      1,165          1,156
  Investment real estate ........................        758            772
  Other long-term investments ...................        121            137
  Short-term investments ........................        326             67
    Total investments ...........................     31,114         31,876
 Cash ...........................................         21              6
 Finance receivables, net .......................      6,880          6,390
 Deferred policy acquisition costs ..............      2,440          1,637
 Acquisition-related goodwill ...................        607            618
 Other assets ...................................      1,224          1,205
 Net assets of life insurance companies held
  for sale ......................................        154            153
 Assets held in Separate Accounts ...............      2,384          2,097
    Total assets ................................    $44,824        $43,982

Liabilities
 Insurance and annuity liabilities ..............    $28,412        $27,239
 Debt (short-term)
  Corporate ($400; $312) ........................      1,345          1,257
  Real Estate ($394; $414) ......................        424            429
  Consumer Finance ($1,854; $1,824) .............      6,309          5,843
 Income tax liabilities .........................        674          1,241
 Other liabilities ..............................        988            739
 Liabilities related to Separate Accounts .......      2,384          2,097
    Total liabilities ...........................     40,536         38,845

Redeemable equity
 Common stock subject to put contracts ..........         22              -

Shareholders' equity
 Common stock ...................................        364            365
 Net unrealized gains (losses) on securities ....       (194)           709
 Retained earnings ..............................      4,422          4,229
 Cost of treasury stock .........................       (326)          (166)
    Total shareholders' equity ..................      4,266          5,137
    Total liabilities and equity ................    $44,824        $43,982

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                         Six Months Ended
                                                              June 30,
                                                         1994         1993
Operating activities
     Net cash provided by operating activities ...... $   664      $   749

Investing activities
  Investment purchases ..............................  (3,727)      (4,072)
  Investment calls, maturities, and sales ...........   2,992        2,868
  Finance receivable originations or acquisitions ...  (2,762)      (2,124)
  Finance receivable principal payments received ....   2,176        1,830
  Net increase in short-term investments ............    (259)        (178)
  Other, net ........................................       9          (32)
     Net cash used for investing activities .........  (1,571)      (1,708)

Financing activities
  Retirement Annuities and Life Insurance
    Policyholder account deposits ...................   1,262        1,339
    Policyholder account withdrawals ................    (597)        (435)
       Total Retirement Annuities and Life Insurance.      665         904
  Consumer Finance
    Net increase (decrease) in short-term debt ......      30         (134)
    Long-term debt issuances ........................     645          614
    Long-term debt redemptions ......................    (210)        (312)
       Total Consumer Finance .......................     465          168
  Corporate
    Net increase (decrease) in short-term debt
      Corporate .....................................      88          (32)
      Real Estate ...................................     (20)         (56)
    Long-term debt issuance (redemptions) ...........     (11)         100
    Dividend payments ...............................    (123)        (119)
    Common share purchases ..........................    (143)          (9)
    Other, net ......................................       1            9
       Total Corporate ..............................    (208)        (107)
     Net cash provided by financing activities ......     922          965

Net increase in cash ................................      15            6
Cash at beginning of period .........................       6           17
Cash at end of period ............................... $    21      $    23

Supplemental disclosure of cash flow information:
  Cash paid during the period for
    Income taxes .................................... $   258      $   142
    Interest
      Corporate .....................................      51           61

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994

      Real Estate ...................................       4            3
      Consumer Finance ..............................     190          192

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1994

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at June 30, 1994 and the consolidated results of operations and cash flows for the six months ended June 30, 1994 and 1993.

     To conform with the 1994 presentation, certain items in the prior period have been reclassified. Additionally, certain amounts previously reported in the 1993 second quarter Form 10-Q have been restated to reflect the retroactive adoption of Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

2. Status of Federal Tax Return Examinations. The company and its subsidiaries file a consolidated federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the company's tax returns through 1985 and has commenced examination of the company's tax returns for 1986 through 1988.

     The IRS is disputing the company's tax treatment of some items for the years 1977 through 1985. Some of these issues will require litigation to resolve, and any amounts ultimately settled with the IRS would also include interest. Although the final outcome is uncertain, the company believes that the ultimate liability, including interest, resulting from these issues will not exceed amounts currently recorded in the consolidated financial statements.

3. Common Stock Subject to Put Contracts. In conjunction with its share buyback program, the company has entered into equity option contracts to purchase American General common stock at a fixed price one year from date of issuance. At June 30, 1994, 800,000 shares of common stock of the company were subject to put contracts at an average strike price of $27.25 per share; and $22 million of related shareholders' equity was reported as redeemable equity.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





Item 1.  Financial Statements (continued).

4. Legal Contingencies. Two real estate subsidiaries of the company were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. An appeal on numerous legal grounds has been filed. The company believes, based on advice of legal counsel, that plaintiffs' claims are without merit, and the company is continuing to contest the matter vigorously through the appeals process. No provision has been made in the consolidated financial statements related to this contingency.

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

     American General and certain of its subsidiaries are defendants in various other lawsuits and proceedings arising in the normal course of business. American General and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. The company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the consolidated financial statements.

5.   Ratios  of Earnings to  Fixed Charges.   The ratios of  earnings to fixed
     charges are as follows:
                                           Six Months Ended    Quarter Ended
                                               June 30,           June 30,
                                           1994        1993    1994     1993
     Consolidated operations ............  2.9X        2.7X    2.8X     2.8X
     Consolidated operations, corporate
       fixed charges only ...............  9.4X        8.4X    9.4X     8.5X
     American General Finance, Inc. .....  1.9X        1.9X    2.0X     1.9X

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1993 Annual Report to Shareholders including the Management's Discussion and Analysis found on pages 18 through 24, 26, 28, and 30 thereof, and the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 6 of this Form 10-Q.

                              STATEMENT OF INCOME

        Comparison of Six Months Ended June 30, 1994 and June 30, 1993

Revenues. Total revenues increased $54 million, or 2%, for the six months ended June 30, 1994 over the same period in 1993, primarily due to increases in finance charges and net investment income, partially offset by a decrease in premiums and other considerations. The $49 million, or 9%, increase in finance charges resulted from an increase in average finance receivables and higher yields on those receivables. The $32 million, or 3%, increase in net investment income was attributable to a 7% growth in invested assets (excluding the effect of SFAS 115) from June 30, 1993, partially offset by a decline in investment yields. The decline in yields was primarily due to prepayment of higher yielding bonds and mortgage-backed securities and subsequent reinvestment of the proceeds at lower interest rates. While premiums and other considerations decreased 5%, the decline was primarily due to reporting the activity of life insurance companies held for sale in other revenues, and ceding of a block of business on January 1, 1994. The revenues ceded were largely offset by a related decrease in insurance benefit expense.

Realized Investment Gains. Realized investment gains for the six months ended June 30, 1994 included $22 million of gains due to early redemption of fixed maturity securities at the election of the issuer (calls) and $13 million of net gains from sales of real estate joint ventures, investment real estate, and equity securities, partially offset by additions to reserves of $31 million related to investment real estate.

For the same period in 1993, gains of $69 million on calls and $44 million from sales of investments, primarily equity securities, were offset by a $108 million increase in reserves on investment real estate and mortgage loans.

Other Revenues. Other revenues increased $6 million, or 23%, for the six months ended June 30, 1994 over the same period in 1993, primarily due to reporting pretax earnings of $7 million for the life insurance companies held for sale in other revenues. The 1993 activity of the life insurance companies held for sale is included in the 1993 financial statement line items as originally reported.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Insurance and Annuity Benefits. Insurance and annuity benefits decreased $26 million, or 2%, for the first six months of 1994 compared to the same period in 1993, primarily due to ceding of a block of business on January 1, 1994, and reporting the 1994 activity of life insurance companies held for sale in other revenues, partially offset by a $15 million increase in interest credited to policyholders due to growth in insurance in force.

Operating Costs and Expenses. Operating costs and expenses increased $6 million, or 2%, for the six months ended June 30, 1994 compared to the same period in 1993, primarily due to higher operating expenses in the Consumer Finance segment, partially offset by increased deferrals of loan origination fees due to growth in finance receivables and reporting the 1994 activity of life insurance companies held for sale in other revenues.

Commission Expense. Commission expense decreased $10 million, or 5%, for the six months ended June 30, 1994 compared to the same period in 1993, primarily due to reporting the 1994 activity of life insurance companies held for sale in other revenues, partially offset by higher sales in the Life Insurance segment.

Provision for Credit Losses. The provision for credit losses increased $19 million, or 28%, for the six months ended June 30, 1994 compared to the same period in 1993, due to an increase in net charge offs and in the amount provided for the allowance for finance receivable losses. Net charge offs increased $12 million due to the change in the portfolio mix to emphasize non-real estate secured consumer loans. The allowance for finance receivable losses increased $7 million to bring the allowance to an appropriate level based on finance receivables outstanding, the portfolio mix, levels of delinquencies, net charge offs, and the economic climate.

Change in Deferred Policy Acquisition Costs (DPAC). The change reported in the income statement represents capitalization of DPAC during the period, net of related amortization. The change in DPAC decreased $18 million, or 23%, for the six months ended June 30, 1994 compared to the same period in 1993, primarily due to lower capitalizable commissions in the Life Insurance segment and reporting the 1994 activity of life insurance companies held for sale in other revenues.

Interest Expense. Interest expense on corporate debt decreased $1 million, or 2%, due to the redemption and replacement of 8-1/2% notes with lower rate commercial paper. Interest expense on consumer finance debt increased $5 million, or 3%, due to higher average borrowings and short-term rates in the six months ended June 30, 1994 compared to the 1993 period.

Income Tax Expense. Income tax expense increased $19 million, or 11%, for the first six months of 1994 compared to the same period in 1993, due to higher taxable income and the 1% increase in the federal corporate tax rate.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





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

                                       Six Months Ended      Quarter Ended
                                           June 30,             June 30,
                                       1994        1993      1994     1993
(In millions)

Revenues
 Retirement Annuities .............  $  759      $  723    $  380   $  365
 Consumer Finance .................     696         632       361      321
 Life Insurance ...................     954       1,024       477      513
  Total business segments .........   2,409       2,379     1,218    1,199
 Corporate Operations
  Realized investment gains .......       4           5         1        3
  Other ...........................      33           8        13        3
     Total consolidated revenues ..  $2,446      $2,392    $1,232   $1,205

Policyholder Account Deposits
Retirement Annuities ..............  $1,149      $1,063    $  562   $  525
Life Insurance ....................     544         465       277      230
     Total deposits ...............  $1,693      $1,528    $  839   $  755

Earnings
Retirement Annuities ..............  $  103      $   87    $   50   $   43
Consumer Finance ..................     114         103        61       55
Life Insurance ....................     127         142        63       72
  Total business segments .........     344         332       174      170
Corporate Operations
  Net interest on corporate debt ..     (37)        (43)      (18)     (22)
  Expenses not allocated to
    segments ......................     (15)        (11)       (9)      (6)
  Earnings on corporate assets ....      25          13        10        6
  Realized investment gains .......       2           4         1        3
Income before cumulative effect ...     319         295       158      151
Cumulative effect of accounting
  changes .........................       -         (46)        -        -
     Total consolidated net income.  $  319      $  249    $  158   $  151

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Annuities. Revenues for the first six months of 1994 compared to 1993 increased $36 million, or 5%, primarily due to a 4% increase in net investment income, reflecting growth in invested assets, partially offset by a decrease in the average investment yield. Invested assets increased $1.9 billion (excluding the effect of SFAS 115), or 12%, from June 30, 1993 to June 30, 1994, primarily due to an increase in fixed premium deposits and reinvestment of investment income over the last twelve months. Operating earnings increased $16 million, or 17%, reflecting continued growth in the business and an increasing spread between the average yield earned on investments and the average rate of interest credited to policyholders. The improvement in spread was due to a smaller decline in the average investment yield than in the average rate of interest credited to policyholders for the comparable six month period. The ratio of operating expenses to average assets improved from .60% for the six months ended June 30, 1993 to .52% for the same period in 1994. The ratio of policyholder surrenders to average deferred policy reserves was 4.97% for the six months ended June 30, 1994 compared to 3.78% for the same period in 1993, primarily due to participants seeking higher returns in equity-based investments. This shift to equity-based investments also resulted in a $101 million increase in variable account deposits and a $15 million decrease in fixed deposits in the first six months of 1994 compared to the same period of 1993.

Consumer Finance. Revenues for the first six months of 1994 compared to 1993 increased $64 million, or 10%, primarily from increased finance charges due to growth in finance receivables through business development efforts and higher yields resulting from a change in the portfolio mix to emphasize non-real estate secured consumer loans. Operating earnings increased $11 million, or 10%, due to increased spread on a higher receivables balance, partially offset by a higher provision for credit losses and increased operating expenses. Annualized charge offs increased to 2.2% for the first six months of 1994 from 2.0% for the same period of 1993, and delinquencies increased to 2.5% at June 30, 1994 from 2.3% at June 30, 1993 (2.5% at year-end 1993). The increase in charge offs, delinquencies, and the provision for credit losses was primarily due to a continued marketing emphasis on smaller non-real estate secured, direct consumer loans with higher yields.

Life Insurance. Total revenues decreased $70 million, or 7%, for the six months ended June 30, 1994 compared to 1993, primarily due to reclassification to corporate operations of the activity related to the life insurance companies held for sale in 1994, the ceding of a block of business on January 1, 1994, and lower investment income. The decrease in investment income primarily resulted from lower yields, due to prepayment of higher yielding securities and reinvestment at lower rates throughout 1993, partially offset by growth in invested assets. Deposits increased 17% to $544 million due to growth in variable annuity and interest-sensitive life products.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994

Operating  earnings decreased  $15 million  in the  first  six months  of 1994







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

compared to the first six months of 1993 primarily due to the decrease in investment income, higher death claims, and $5 million of earnings of the life insurance companies held for sale, reported in corporate operations in 1994.

Corporate Operations. Corporate operations include interest on corporate debt, expenses not allocated to the business segments, earnings on corporate assets, and net realized investment gains. For reporting purposes, corporate assets include assets representing equity of the subsidiaries not considered necessary to support their businesses. Corporate debt is that debt incurred primarily to fund acquisitions, share repurchases, and capital needs of subsidiaries. Earnings on corporate assets increased $12 million for the six months ended June 30, 1994 compared to 1993, primarily due to higher income from investment real estate and net operations of life insurance companies held for sale reported in corporate operations beginning in 1994. Interest on corporate debt decreased $6 million, or 13%, due to various debt redemptions since June 30, 1993, partially offset by increases in commercial paper issued and higher short-term interest rates.

         Comparison of Quarters Ended June 30, 1994 and June 30, 1993

The nature of and reasons for any significant variations between the quarters ended June 30, 1994 and June 30, 1993 are the same as those discussed above for the respective six month periods, except where otherwise noted herein.

                                 BALANCE SHEET

Effect of SFAS 115. The company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993. Accordingly, all fixed maturity and equity securities were classified as available-for-sale and recorded at fair value. SFAS 115 does not permit a company to value the related insurance and annuity liabilities at fair value. The adjustments to record the effect of unrealized gains on fixed maturity securities and related balance sheet accounts under SFAS 115 were as follows:

                                                      June 30,  December 31,
                                                        1994        1993
(In millions)

Fair value adjustment to fixed maturity securities     $(547)      $1,594
Adjusted by:
  Increase (decrease) in DPAC                            222         (550)
  Increase in insurance and annuity liabilities           (1)          (4)
  Decrease (increase) in deferred federal
    income taxes                                         113         (364)

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994

      Net unrealized gains (losses) on securities      $(213)      $  676








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Increases in market interest rates and resulting decreases in bond values during the first six months of 1994 caused the SFAS 115 adjustment to shareholders' equity to decrease from a net unrealized gain of $676 million at December 31, 1993 to a net unrealized loss of $213 million at June 30, 1994. Care should be exercised in drawing conclusions based on balance sheet amounts that include the SFAS 115 effect, since related insurance and annuity liabilities are not reported at fair value.

Assets. At June 30, 1994, the $45 billion of consolidated assets were distributed as follows: 69% in investments, principally supporting insurance and annuity liabilities, 15% in net finance receivables, 7% in intangible assets, and 9% in other assets.

     Investments. As shown above, investments decreased $2.1 billion from December 31, 1993 to June 30, 1994 due to the effect of SFAS 115. For more information on the investment portfolio at June 30, 1994, see the section titled "INVESTMENTS" beginning on page 13.

     Finance Receivables. Net finance receivables increased $490 million, or 8%, from December 31, 1993 to June 30, 1994, primarily due to business development efforts in the Consumer Finance segment.

     DPAC. The $803 million increase in DPAC was primarily due to the reversal of the $550 million reserve recorded at December 31, 1993 under SFAS 115 and the reinstatement of $222 million of DPAC at June 30, 1994 due to the decline in bond values (see discussion titled "Effect of SFAS 115" on page 11).

     Separate Account Assets and Liabilities. The $287 million increase in assets and liabilities related to Separate Accounts from December 31, 1993 to June 30, 1994 primarily reflects increased sales of variable annuity products in the Retirement Annuities and Life Insurance segments.

Liabilities and Equity. At June 30, 1994, consolidated liabilities and equity were distributed as follows: 63% in insurance and annuity liabilities, 14% in consumer finance debt, 10% in equity (including redeemable equity), 4% in corporate and real estate debt, and 9% in other liabilities.

     Insurance and Annuity Liabilities. The $1.2 billion increase in insurance and annuity liabilities from December 31, 1993 to June 30, 1994 primarily reflects growth in the Retirement Annuities segment due to fixed annuity deposits and the crediting of policyholder interest.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Corporate Debt. Corporate debt was $88 million higher at June 30, 1994 than at December 31, 1993, principally due to the purchase of corporate investments, purchase of the company's common shares, and payment of dividends to shareholders, the sum of which exceeded cash dividends received from subsidiaries. Excluding the effect of SFAS 115, the ratio of corporate debt to corporate capital (the sum of corporate debt plus equity) was 23% at June 30, 1994 and 22% at December 31, 1993.

     Consumer Finance Debt. Consumer finance debt increased $466 million from December 31, 1993 to June 30, 1994, to support the growth in finance receivables.

     Income Taxes. The liability for income taxes decreased $567 million from December 31, 1993 to June 30, 1994, primarily due to a $477 million change in the effect of SFAS 115 on deferred taxes from December 31, 1993 to June 30, 1994 (see discussion titled "Effect of SFAS 115" on page 11).

     Other Liabilities. Other liabilities increased $249 million from December 31, 1993 to June 30, 1994, primarily due to an increase in amounts owed to securities brokers because of the timing of investment transactions.

     Redeemable Equity.   At June 30, 1994, 800,000 shares  of common stock of
     the company were subject to option contracts and $22 million of related shareholders' equity was reported as redeemable equity.

     Shareholders' Equity. Shareholders' equity decreased from $5.1 billion at December 31, 1993 to $4.3 billion at June 30, 1994, primarily due to an $889 million reduction in the effect of SFAS 115 on net unrealized gains from December 31, 1993 to June 30, 1994 (see discussion titled "Effect of SFAS 115" on page 11). Due to the requirements of SFAS 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and investment real estate, which are discussed below. The company reviews invested assets on a regular basis and records write-downs where declines in fair value below cost are not considered temporary.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed Maturity Securities. Fixed maturity securities represented 82% of invested assets at June 30, 1994. Fixed maturity securities are carried at fair value in accordance with SFAS 115 (see discussion titled "Effect of SFAS 115" on page 11). Information regarding the fixed maturity securities portfolio at June 30, 1994, which included bonds and redeemable preferred stocks, was as follows:
                                                                % of
                             Average Credit                 Total Fixed
($ in millions)                  Rating        Fair Value   Maturities

Mortgage-backed                    AAA          $10,385         41%
Other investment grade             A             14,466         56
Below investment grade             BB-              777          3
  Total fixed maturities           AA-          $25,628        100%

Below investment grade bonds, those rated below BBB-, totaled $749 million at June 30, 1994, or 2.9% of total fixed maturity securities, compared to 2.8% at December 31, 1993. Net income from below investment grade bonds, including realized investment gains and losses, was $24 million and $19 million for the first six months of 1994 and 1993, respectively. Included in 1993 are changes in the allowance for losses.

Non-performing bonds, defined as bonds for which payment of interest is sufficiently uncertain as to preclude accrual of interest, were $43 million and $46 million, or 0.2% of total fixed maturity securities, at June 30, 1994 and December 31, 1993, respectively.

Mortgage Loan Portfolio. Mortgage loans on real estate totaled 9% of invested assets at June 30, 1994. Information regarding the mortgage loan portfolio at June 30, 1994 was as follows:

                                  Book        Non-Performing Loans
($ in millions)                   Value         Amount        %

Commercial                       $2,816          $156        5.6%
Residential                          97             3        2.8%
Allowance for losses                (90)          (33)
  Total mortgage loans           $2,823          $126

Non-performing  (impaired) mortgage  loans  consist of  delinquent loans  (60+
days) and restructured loans for which the company determines all amounts due under the contractual terms probably will not be collected. These loans represented 5.6% of total commercial loans at June 30, 1994, compared to 4.4% at December 31, 1993. The increase was primarily due to the decline in the

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994

portfolio from $3.0 billion at December 31, 1993 to $2.8 billion at June 30, 1994 and additional non-performing loans in California, Nevada, and New Jersey.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

At June 30, 1994, $340 million of performing commercial mortgage loans were on the company's watch list due to non-monetary defaults or concerns that future payments may not be made on a timely basis. This amount compares to $467 million at year-end 1993. The decrease in the watch list amount primarily is due to improved collections during second quarter 1994. The company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

Investment  Real  Estate.   Investment real  estate  totaled 2.4%  of invested
assets  at June 30, 1994 and  December 31, 1993.   The breakdown of investment
real estate was as follows:

(In millions)                         June 30, 1994     December 31, 1993

Land development projects                 $ 619              $  642
Income-producing real estate                205                 189
American General Center, Houston            122                 125
Foreclosed real estate                       71                  69
Allowance for losses                       (259)               (253)
  Total investment real estate           $  758              $  772

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

Cash Flows of the Company. Net operating cash flows generated by the company were $189 million and $207 million for the six months ended June 30, 1994 and 1993, respectively. Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used to fund interest obligations, dividends to shareholders, and purchase of the company's common stock. The company's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

During the first six months of 1994, the companies in the Life Insurance and Retirement Annuities segments paid cash dividends to American General of $152 million, compared to $184 million during the first six months of 1993. Cash dividends paid to the company by the Consumer Finance segment totaled $104 million and $68 million in the first six months of 1994 and 1993, respectively.

On April 15, 1994, the company redeemed $140 million of 8-1/2% notes due April 1998. These notes were classified as short-term debt at December 31, 1993.

Segment Cash Flows. Net cash flows generated by the Life Insurance and Retirement Annuities segments in the first six months of 1994 included $541 million provided by operations and $665 million provided by the increase in fixed policyholder account deposits, net of withdrawals. This compared to $534 million and $904 million, respectively, during the first six months of 1993. The decrease in fixed policyholder account deposits, net of withdrawals, was primarily due to an increase in withdrawals and a decrease in deposits in the Life Insurance and the Retirement Annuities segments due to policyholders' increased demand for variable accounts. The Consumer Finance segment's operating cash flows totaled $281 million during the first six months of 1994, compared to $246 million during the first six months of 1993.

Consolidated Operating Activities. Net cash flows from operating activities on a consolidated basis decreased $85 million in the first six months of 1994 compared to the comparable period in 1993, primarily due to an increase in income taxes paid.

Investing  Activities.   The  source  of  cash  flow  from  investment  calls,
maturities, and sales was as follows:
                                               Six Months Ended
(In millions)                                      June 30,
                                               1994        1993
Fixed maturity securities
 Repayments of mortgage-backed securities   $ 1,349     $ 1,064
 Calls                                          596       1,218
 Sales                                          558          96
 Maturities                                     167          98
Mortgage loans                                  207         255
Equity securities                                15          75
Other                                           100          62
  Total                                      $2,992     $ 2,868

Common Share Purchases.   During 1994, the company purchased  5,255,600 shares
of its common stock for an aggregate cost of $143 million.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and provide an additional source of cash for operating requirements. At June 30, 1994, committed credit facilities totaled $3.0 billion; outstanding borrowings under these facilities were $45 million.


                                 OTHER FACTORS

Environmental. American General's principal exposure to environmental regulations arises from its ownership of investment real estate. Probable costs related to environmental clean-up are estimated to be $3 million, and appropriate liabilities have been recorded to reflect these costs. The company is continuing to review these costs, as well as the cost of compliance with federal, state, and local environmental laws and regulations.

Guaranty Associations. The amount assessed the company's life insurance and annuity subsidiaries by State Guaranty Associations for the first six months of 1994 was $4.3 million, of which $2.7 million had been accrued at December 31, 1993. Assessments in the first six months of 1993 were $6.5 million, of which $3.4 million was accrued at December 31, 1992. The assessments for 1994 and 1993 were offset by $1.2 million and $2.7 million, respectively, considered recoverable against future premium taxes. At June 30, 1994, the accrued liability for anticipated unrecoverable assessments was $17 million, compared to $19 million at December 31, 1993.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

Various violations of operating permits held by Pebble Creek Service Corporation ("Pebble Creek"), an indirect wholly-owned subsidiary of American General, in connection with its wastewater treatment plant are currently being addressed by Pebble Creek with the United States Environmental Protection Agency ("EPA"), the Florida Department of Environmental Protection, and the Environmental Protection Commission of Hillsborough County, Florida ("EPC"). On May 31, 1994, Pebble Creek attended a meeting to show cause why the EPA should not initiate enforcement proceedings against Pebble Creek. Pebble Creek has not yet been made aware of the EPA's decision. On July 18, 1994, EPC issued a Warning Notice to Pebble Creek in connection with the inaccurate reporting of test results by a former plant operator and violations of effluent parameters. Pebble Creek and EPC met on August 2, 1994 to discuss enforcement proceedings; however, Pebble Creek has not yet been made aware of EPC's decision. The company believes that penalties in excess of $100,000 could be assessed against Pebble Creek.

Other than those lawsuits or proceedings disclosed herein or previously, American General and certain of its subsidiaries are defendants in various other lawsuits and proceedings arising in the normal course of business. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, American General and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. The company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the company's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

Election  of Directors.  American General's Annual Meeting of Shareholders was
held  on April  28,  1994.   The  following directors,  constituting  American
General's entire board, were elected to terms ending in 1995:

                                      Number of          Number of
          Name                        Votes For       Votes Withheld

       J. Evans Attwell              181,978,640         2,358,586
       Brady F. Carruth              181,565,767         2,771,459
       W. Lipscomb Davis Jr.         182,071,289         2,265,937
       Robert M. Devlin              181,767,471         2,569,755
       Harold S. Hook                181,988,973         2,348,253
       Larry D. Horner               181,978,667         2,358,559
       Richard J. V. Johnson         182,047,835         2,289,391
       Robert E. Smittcamp           181,862,742         2,474,484
       James R. Tuerff               182,049,591         2,287,635

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





                   PART II.  OTHER INFORMATION (continued).


Plan Approval. The Performance-Based Plan for Executive Officers was approved with 165,618,172 votes for, 11,537,957 votes against, and 7,181,097 abstentions. The purpose of the plan is to align the compensation of senior officers with company performance and to maximize the tax-deductibility of senior officer compensation.

Independent  Auditors.    The appointment  of  Ernst  &  Young as  Independent
Auditors was ratified with 183,520,793 votes for, 464,671 votes against, and 351,762 abstentions.

Item 5.  Other Information.

Common Stock Buyback Program. From December 31, 1993 through July 31, 1994, the company purchased 5,255,600 shares of its common stock pursuant to its stock buyback program at a cost of approximately $143 million and issued equity option contracts on 800,000 shares of the company's common stock at an average strike price of $27.25.

Item 6.  Exhibits and Reports on Form 8-K.

a.    Exhibits

      Exhibit 10.1 Form of Severance Agreement entered into as of April 12, 1994 between the company and Thomas L. West, Jr. incorporated by reference to Exhibit
                              10.10 to the company's Annual Report on Form 10-K for the year ended December 31, 1993.

      Exhibit 10.2 Employment Memorandum of Understanding dated April 12, 1994 between The Variable Annuity Life Insurance Company and Thomas L. West, Jr.

      Exhibit 10.3            Employment  Agreement  dated   April  28,   1994
                              between the company and Harold S. Hook.

      Exhibit 10.4            Consulting  Agreement  dated   April  28,   1994
                              between the company and Harold S. Hook.

      Exhibit 10.5 License Agreement dated April 28, 1994 between the company, Harold S. Hook, and Main Event Management Corporation.

      Exhibit 11              Computation of Earnings per Share.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





                   PART II.  OTHER INFORMATION (continued).


      Exhibit 12.1            Computation  of  Ratio  of  Earnings   to  Fixed
                              Charges for Consolidated Operations.

      Exhibit 12.2            Computation  of  Ratio  of  Earnings   to  Fixed
                              Charges for Consolidated Operations, Corporate Fixed Charges Only.

      Exhibit 12.3            Computation   of  Ratio  of  Earnings  to  Fixed
                              Charges for American General Finance, Inc.


b.    Reports on Form 8-K.

      Current Report on Form 8-K dated April 28, 1994, with respect to the issuance of a news release announcing that Harold S. Hook had accepted the board of directors' recommendation to continue as chairman and chief executive officer through the company's 1997 Annual Meeting of Shareholders.

      Current Report on Form 8-K dated August 2, 1994, with respect to issuance of a news release announcing that the company has made a merger offer to acquire Unitrin, Inc. ("Unitrin") in an all cash merger transaction based upon a proposed price of $50-3/8 for each of Unitrin's
      51.8 million outstanding shares.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





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

AMERICAN GENERAL CORPORATION
(Registrant)




By: Pamela J. Penny
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  August 9, 1994

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended June 30, 1994





                                 EXHIBIT INDEX


                                                                  Sequentially
                                                                  Numbered
     Exhibit                                                        Page

                  10.1 Form of Severance Agreement entered into as of April 12, 1994 between the company and Thomas
                           L.   West,  Jr.  incorporated  by  reference  to
                           Exhibit 10.10 to the company's Annual Report on Form 10-K for the year ended December 31, 1993.

                  10.2 Employment Memorandum of Understanding dated April 12, 1994 between The Variable Annuity Life Insurance Company and Thomas L. West, Jr.

                  10.3     Employment   Agreement  dated   April  28,  1994
                           between the company and Harold S. Hook.

                  10.4     Consulting   Agreement  dated   April  28,  1994
                           between the company and Harold S. Hook.

                  10.5 License Agreement dated April 28, 1994 between the company, Harold S. Hook, and Main Event Management Corporation.

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