Form 10-Q
period 1994-09-30
AMERICAN GENERAL CORP /TX/
filed 1994-11-14
CIK 5103

AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1994

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

Yes   X  .     No      .

The number of shares outstanding of the registrant's common stock at October 31, 1994 was 205,625,207 (excluding shares held in treasury and by a subsidiary).

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





                              INDEX TO FORM 10-Q


                                                                        Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the nine months
                    and quarter ended September 30, 1994 and 1993 ......  2

                  Consolidated Balance Sheet at September 30, 1994 and
                    December 31, 1993 ..................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the nine months ended September 30, 1994 and 1993 ..  4

                  Notes to Consolidated Financial Statements ...........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................  7


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................... 20

         Item 5.  Other Information .................................... 20

         Item 6.  Exhibits and Reports on Form 8-K ..................... 20

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                       Nine Months Ended     Quarter Ended
                                         September 30,       September 30,
                                       1994         1993     1994     1993

Revenues
 Premiums and other considerations. $   891      $   930  $   304  $   311
 Net investment income ............   1,860        1,825      622      619
 Finance charges ..................     907          809      324      275
 Realized investment gains ........       5            7        1        2
 Other ............................      48           43        14      15
     Total revenues ...............   3,711        3,614    1,265    1,222

Benefits and expenses
 Insurance and annuity benefits ...    1,647       1,706      555      588
 Operating costs and expenses .....     593          569      206      188
 Commission expense ...............     295          307      100      102
 Provision for credit losses ......     147          113       59       44
 Change in deferred policy
  acquisition costs ...............     (98)        (135)     (35)     (54)
 Interest expense
  Corporate .......................      82           83       28       28
  Consumer Finance ................     300          281       107      93
     Total benefits and expenses ..   2,966        2,924    1,020      989

Earnings
 Income before income tax expense
  and cumulative effect ...........     745          690      245      233
 Income tax expense
   Excluding tax rate related
    adjustment ....................       267        246          86      84
   Tax rate related adjustment ....       -           30        -       30
     Total income tax expense .....     267          276       86      114
 Income before cumulative effect ..     478          414      159      119
 Cumulative effect of accounting
  changes .........................        -         (46)       -        -
     Net income ................... $   478      $   368  $   159  $   119

Earnings per share
 Income before cumulative effect .. $ 2.27 $ 1.91 $ .77 $ .55 Cumulative effect of accounting
  changes .........................       -         (.21)       -        -
     Net income per share ......... $  2.27      $  1.70  $   .77  $   .55

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994

Dividends paid per common share ... $   .87      $  .825  $   .29  $  .275

Average fully diluted shares
  outstanding (in thousands) ...... 210,711      216,954   208,691 216,872

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                               September 30,     December 31,
                                                   1994              1993
Assets
 Investments
  Fixed maturity securities (amortized cost:
   $26,730; $24,885) .........................      $25,766         $26,479
  Mortgage loans on real estate ..............        2,735           3,032
  Equity securities (cost: $275; $182) .......          304             233
  Policy loans ...............................        1,184           1,156
  Investment real estate .....................          741             772
  Other long-term investments ................          120             137
  Short-term investments .....................           75              67
    Total investments ........................       30,925          31,876
 Cash ........................................           11               6
 Finance receivables, net ....................        7,219           6,390
 Deferred policy acquisition costs ...........        2,668           1,637
 Acquisition-related goodwill ................          602             618
 Other assets ................................        1,325           1,205
 Net assets of life insurance companies held
  for sale ...................................            -             153
 Assets held in Separate Accounts ............        2,634           2,097
    Total assets .............................      $45,384         $43,982

Liabilities
 Insurance and annuity liabilities ...........      $29,019         $27,239
 Debt (short-term)
  Corporate ($305; $312) .....................        1,250           1,257
  Real Estate ($391; $414) ...................          410             429
  Consumer Finance ($2,312; $1,824) ..........        6,632           5,843
 Income tax liabilities ......................          739           1,241
 Other liabilities ...........................          702             739
 Liabilities related to Separate Accounts ....        2,634           2,097
    Total liabilities ........................       41,386          38,845

Redeemable equity
 Common stock subject to put contracts .......           44               -

Shareholders' equity
 Common stock ................................          364             365
 Net unrealized gains (losses) on securities .         (512)            709
 Retained earnings ...........................        4,522           4,229
 Cost of treasury stock ......................         (420)           (166)
    Total shareholders' equity ...............        3,954           5,137
    Total liabilities and equity .............      $45,384         $43,982

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                         Nine Months Ended
                                                           September 30,
                                                         1994         1993
Operating activities
       Net cash provided by operating activities ...  $ 1,072      $ 1,135

Investing activities
 Investment purchases ..............................   (5,348)      (6,343)
 Investment calls, maturities, and sales ...........    3,956        4,544
 Finance receivable originations or acquisitions ...   (4,081)      (3,155)
 Finance receivable principal payments received ....    3,104        2,795
 Proceeds from sale of subsidiary ..................       95            -
 Net increase in short-term investments ............       (8)        (106)
 Other, net ........................................      (29)         (74)
       Net cash used for investing activities ......   (2,311)      (2,339)

Financing activities
 Retirement Annuities and Life Insurance
   Policyholder account deposits ...................    1,847        1,996
   Policyholder account withdrawals ................     (956)        (688)
      Total Retirement Annuities and Life Insurance.      891        1,308
 Consumer Finance
   Net increase (decrease) in short-term debt ......      488         (167)
   Long-term debt issuances ........................      737          884
   Long-term debt redemptions ......................     (439)        (520)
      Total Consumer Finance .......................      786          197
 Corporate
   Net increase (decrease) in short-term debt
     Corporate .....................................       (7)        (158)
     Real Estate ...................................      (23)         (69)
   Long-term debt issuance (redemptions) ...........      (22)         100
   Dividend payments ...............................     (184)        (179)
   Common share purchases ..........................     (199)         (12)
   Other, net ......................................        2           10
      Total Corporate ..............................     (433)        (308)
       Net cash provided by financing activities ...    1,244        1,197

Net increase (decrease) in cash ....................        5           (7)
Cash at beginning of period ........................        6           17
Cash at end of period ..............................  $    11      $    10

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   323      $   223
   Interest

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994

     Corporate .....................................       83           83
     Real Estate ...................................        4            4
     Consumer Finance ..............................      290          292

Supplemental disclosure of noncash investing
 activity:
   Acquisition of block of life insurance
    liabilities with related assets ................  $     -      $   144

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1994

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at September 30, 1994 and the consolidated results of operations and cash flows for the nine months ended September 30, 1994 and 1993.

     To conform with the 1994 presentation, certain items in the prior period have been reclassified. Additionally, certain amounts previously reported in the 1993 third quarter Form 10-Q have been restated to reflect the retroactive adoption of Statement of Financial Accounting Standards (SFAS) 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

     In October 1994, the Financial Accounting Standards Board issued SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires additional disclosures about derivative financial instruments and amends existing fair value disclosure requirements. This statement is effective for fiscal years ending after December 15, 1994. Adoption of SFAS 119 will result in additional footnote disclosures but will not have an impact on the company's consolidated results of operations or consolidated financial position.

2. Income Taxes. At September 30, 1994, the company recorded a deferred tax asset of $337 million related to unrealized losses on securities in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The company partially offset this deferred tax asset with a valuation allowance of $127 million, established in accordance with SFAS 109, "Accounting for Income Taxes." The initial establishment of the valuation allowance was recorded in net unrealized gains (losses) on securities in shareholders' equity and had no income statement impact.

3. Status of Federal Tax Return Examinations. The company and its subsidiaries file a consolidated federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the company's tax returns through 1985 and has commenced examination of the company's tax returns for 1986 through 1988.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 1.  Financial Statements (continued).

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

4. Common Stock Subject to Put Contracts. In conjunction with its share buyback program, the company has entered into put option contracts that give the option holder the right, but not the obligation, to sell to American General its common stock at a fixed price, approximately one year from date of issuance. At September 30, 1994, 1,600,000 shares of common stock of the company were subject to put option contracts at an average strike price of $27.59 per share; and $44 million of related shareholders' equity was reported as redeemable equity.

5. Legal Contingencies. Two real estate subsidiaries of the company were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. An appeal on numerous legal grounds has been filed. The company believes, based on advice of legal counsel, that plaintiffs' claims are without merit, and the company is continuing to contest the matter vigorously through the appeals process. No provision has been made in the consolidated financial statements related to this contingency.

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

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 1.  Financial Statements (continued).

     American General and certain of its subsidiaries are defendants in various other lawsuits and proceedings arising in the normal course of business. American General and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. The company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the company's consolidated results of operations and consolidated financial position.

6. Ratios of Earnings to Fixed Charges. The ratios of earnings to fixed charges are as follows:
                                           Nine Months Ended   Quarter Ended
                                             September 30,     September 30,
                                           1994         1993   1994     1993
     Consolidated operations ............  2.8X         2.7X    2.7X    2.8X
     Consolidated operations, corporate
       fixed charges only ...............   9.3X        8.5X    9.1X    8.6X
     American General Finance, Inc. .....   1.9X        1.9X    1.9X    1.9X


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1993 Annual Report to Shareholders including the Management's Discussion and Analysis found on pages 18 through 24, 26, 28, and 30 thereof, and the company's
Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 7 of this Quarterly Report on Form 10-Q.

                              STATEMENT OF INCOME

   Comparison of Nine Months Ended September 30, 1994 and September 30, 1993

Revenues. Total revenues increased $97 million, or 3%, for the nine months ended September 30, 1994 compared to the same period in 1993, due to increases in finance charges and net investment income, offset by a decrease in premiums and other considerations. The $98 million, or 12%, increase in finance charges resulted from an increase in average finance receivables and higher yields on those receivables. The $35 million, or 2%, increase in net

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

investment income was attributable to a 6% growth in invested assets (excluding the effect of SFAS 115) from September 30, 1993, partially offset by a decline in investment yields. The decline in yields largely relates to the prepayment of higher yielding bonds and mortgage-backed securities and subsequent reinvestment of the proceeds at lower interest rates throughout 1993. While premiums and other considerations decreased 4%, the decline primarily was due to reporting the activity of life insurance companies held for sale during 1994 in other revenues, and the ceding of a block of business on January 1, 1994. The revenues ceded were largely offset by a related decrease in insurance benefit expense.

Realized Investment Gains. Realized investment gains for the nine months ended September 30, 1994 included $31 million of gains due to early redemption of securities at the election of the issuer (calls) and $13 million of net gains from sales of real estate joint ventures, investment real estate, and fixed maturity securities, partially offset by additions to reserves of $39 million related to investment real estate and mortgage loans.

For the same period in 1993, gains of $105 million on calls and $80 million from sales of investments, primarily equity securities, were offset by a $178 million increase in reserves on investment real estate and mortgage loans.

On October 27, 1994, the company's Board of Directors authorized the company to realize capital losses for tax purposes of approximately $135 million on or before December 31, 1994. The company estimates that this amount will be sufficient to offset 1994 net capital gains and 1991 net capital gains that will expire for tax loss carryback purposes on December 31, 1994. Although this action will result in net realized investment losses in fourth quarter 1994, it will enable the company to receive a refund of federal income taxes previously paid. The company has additional net capital gains from 1992 and 1993 that will expire for tax loss carryback purposes in 1995 and 1996, respectively, unless offset by future net capital losses; however, no decision has been made to realize future capital losses for tax purposes at this time.

Other Revenues. Other revenues increased $5 million, or 12%, for the nine months ended September 30, 1994 compared to 1993, primarily due to reporting pretax earnings of $7 million from life insurance companies held for sale during 1994 in other revenues. The 1993 activity of those companies is included in the 1993 financial statement line items as originally reported.

Insurance and Annuity Benefits. Insurance and annuity benefits decreased $59 million, or 3%, for the first nine months of 1994 compared to the same period in 1993, primarily due to the ceding of a block of business on January 1, 1994 and reporting the activity of life insurance companies held for sale during 1994 in other revenues.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Operating Costs and Expenses. Operating costs and expenses increased $24 million, or 4%, for the nine months ended September 30, 1994 compared to the same period in 1993, primarily due to higher branch operating expenses in the Consumer Finance segment, partially offset by increased deferrals of loan origination fees due to growth in finance receivables and reporting the 1994 activity of life insurance companies held for sale in other revenues.

Commission Expense. Commission expense decreased $12 million, or 4%, for 1994 compared to 1993, primarily due to reporting the activity of life insurance companies held for sale during 1994 in other revenues, partially offset by higher sales in the Life Insurance segment.

Provision for Credit Losses. The provision for credit losses increased $34 million, or 29%, and the allowance for finance receivable losses increased $14 million for the nine months ended September 30, 1994 compared to the same period in 1993. These increases were to bring the provision and the allowance to an appropriate level based on finance receivables outstanding, the portfolio mix, levels of delinquencies, net charge offs, and the economic climate.

Change in Deferred Policy Acquisition Costs (DPAC). The change reported in the income statement represents capitalization of DPAC during the period, net of related amortization. The change in DPAC decreased $37 million, or 28%, for the nine months ended September 30, 1994 compared to the same period in 1993, primarily due to lower capitalizable commissions in 1994 and the acqui-sition of a block of business in 1993, both in the Life Insurance segment.

Interest Expense. Interest expense on corporate debt decreased $1 million, or 1%, due to the redemption and replacement of 8-1/2% notes with lower rate commercial paper. Interest expense on consumer finance debt increased $19 million, or 7%, due to higher average borrowings and short-term rates in the nine months ended September 30, 1994 compared to the 1993 period.

In August  1994,  the  company  entered  into  two  off-balance-sheet  forward interest rate swap agreements, related to a total notional amount of $150 million, to receive floating-rate payments based on a market rate and make payments at a fixed rate averaging 7.5%, beginning in December 1994 and continuing for ten years unless otherwise terminated. The agreements are intended to hedge interest rate risk associated with long-term debt expected to be issued in fourth quarter 1994.

Income Tax Expense. Income tax expense decreased $9 million, or 4%, for the first nine months of 1994 compared to the same period in 1993, due to a one-time charge in 1993 to revalue deferred tax liabilities to reflect the 1% federal corporate tax rate increase, effective January 1, 1993. This 1993 charge was partially offset by taxes on higher pretax earnings in 1994.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





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

                                       Nine Months Ended     Quarter Ended
                                         September 30,       September 30,
                                       1994         1993     1994     1993
(In millions)

Revenues
 Retirement Annuities .............  $1,144       $1,095   $  385   $  372
 Consumer Finance .................   1,083          958      387      326
 Life Insurance ...................   1,436        1,542      482      518
  Total business segments .........   3,663        3,595    1,254    1,216
 Corporate Operations
  Realized investment gains .......       5            7        1        2
  Other ...........................      43           12       10        4
     Total consolidated revenues ..  $3,711       $3,614   $1,265   $1,222

Policyholder Account Deposits
 Retirement Annuities .............  $1,634       $1,542   $  485   $  479
 Life Insurance ...................     815          717      271      252
     Total deposits ...............  $2,449       $2,259   $  756   $  731

Earnings
 Retirement Annuities .............  $  150       $  125   $   47   $   38
 Consumer Finance .................     178          156       64       53
 Life Insurance ...................     194          219       67       77
  Total business segments .........     522          500      178      168
 Corporate Operations
  Net interest on corporate debt ..     (56)         (62)     (19)     (19)
  Expenses not allocated to
    segments ......................     (23)         (16)      (8)      (5)
  Earnings on corporate assets ....      34           17        9        4
  Realized investment gains .......       1            5       (1)       1
 Income before cumulative effect
  and tax rate related adjustment .     478          444      159      149
 Cumulative effect of accounting
  changes .........................       -          (46)       -        -
 Tax rate related adjustment ......       -          (30)       -      (30)
     Total consolidated net income.  $  478       $  368   $  159   $  119

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Annuities. Revenues for the first nine months of 1994 compared to 1993 increased $49 million, or 4%, primarily due to a 4% increase in net investment income, reflecting growth in invested assets, partially offset by a decrease in the average investment yield. Invested assets increased $1.6 billion (excluding the effect of SFAS 115), or 9%, from September 30, 1993 to September 30, 1994, primarily due to fixed premium deposits and reinvestment of investment income over the last twelve months. Operating earnings increased $25 million, or 20%, reflecting growth in the business and an increasing spread between the average yield earned on investments and the average rate of interest credited to policyholders. The ratio of operating expenses to average assets improved from .60% for the nine months ended September 30, 1993 to .55% for the same period in 1994. The ratio of policyholder surrenders to average deferred policy reserves was 5.22% for the nine months ended September 30, 1994 compared to 3.79% for the same period in 1993, primarily due to a $75 million transfer of one group account and participants seeking higher returns in equity-based investments in 1994. The shift to equity-based investments also resulted in a $119 million increase in variable account deposits and a $27 million decrease in fixed deposits in the first nine months of 1994 compared to the same period of 1993.

Consumer Finance. Revenues for the first nine months of 1994 compared to 1993 increased $125 million, or 13%, primarily from increased finance charges due to growth in finance receivables through business development efforts and higher yields resulting from a change in the portfolio mix to emphasize non-real estate secured consumer loans. Operating earnings increased $22 million, or 14%, due to increased spread on a higher receivables balance, partially offset by a higher provision for credit losses and increased operating expenses. Annualized charge offs increased to 2.3% for the first nine months of 1994 from 2.1% for the same period of 1993, and delinquencies increased to 2.8% at September 30, 1994 from 2.5% at September 30, 1993 and December 31, 1993. The increase in charge offs, delinquencies, and the provision for credit losses was primarily due to the increase in finance receivables and the change in portfolio mix described above.

Life Insurance. Total revenues decreased $106 million, or 7%, for the nine months ended September 30, 1994 compared to 1993, due to reclassification to corporate operations of the activity related to the life insurance companies held for sale during 1994, the ceding of a block of business on January 1, 1994, and lower investment income. The decrease in investment income resulted from lower yields, due to prepayment of higher yielding securities and reinvestment at lower rates throughout 1993, partially offset by growth in invested assets. Deposits increased 14% to $815 million due to growth in variable annuity and interest-sensitive life products. Operating earnings decreased $25 million, or 11%, in the first nine months of 1994 compared to the first nine months of 1993, due to the decrease in investment income, higher death claims, and $7 million of 1993 earnings of the life insurance companies held for sale reported in corporate operations in 1994, partially offset by increased mortality charges and reduction in goodwill amortization.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Corporate Operations. Corporate operations include interest on corporate debt, expenses not allocated to the business segments, earnings on corporate assets, and net realized investment gains. For reporting purposes, corporate assets include assets representing equity of the subsidiaries not considered necessary to support their businesses. Corporate debt is that debt incurred primarily to fund acquisitions, share purchases, and capital needs of subsidiaries. Earnings on corporate assets increased $17 million for the nine months ended September 30, 1994 compared to 1993, primarily due to higher income from investment real estate and net operations of life insurance companies held for sale reported in corporate operations during 1994. Interest on corporate debt decreased $6 million, or 9%, due to various debt redemptions since September 30, 1993, partially offset by increases in commercial paper issued and higher short-term interest rates.

    Comparison of Quarters Ended September 30, 1994 and September 30, 1993

The nature of and reasons for any significant variations between the quarters ended September 30, 1994 and 1993 are the same as those discussed above for the respective nine month periods, except where otherwise noted herein.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                                 BALANCE SHEET

Effect of SFAS 115. The company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1993, and all fixed maturity and equity securities were classified as available-for-sale and recorded at fair value. SFAS 115 does not permit a company to value the related insurance and annuity liabilities at fair value. Therefore, care should be exercised in drawing conclusions based on balance sheet amounts that include the SFAS 115 effect.

Increases in market interest rates and resulting decreases in bond values during the first nine months of 1994 caused the SFAS 115 adjustment to shareholders' equity to decrease from a net unrealized gain of $676 million at December 31, 1993 to a net unrealized loss of $531 million at September 30, 1994. The adjustments to record the effect of unrealized gains on fixed maturity securities and the related balance sheet accounts under SFAS 115 were as follows:

                                                 September 30,  December 31,
                                                     1994           1993
(In millions)

Fair value adjustment to fixed maturity securities     $ (964)       $1,594
Adjusted by:
  Increase (decrease) in DPAC                             349          (550)
  (Increase) in insurance and annuity liabilities          (6)           (4)
  Decrease (increase) in deferred federal
    income taxes                                          217          (364)
  Valuation allowance on deferred tax asset              (127)            -
      Net unrealized gains (losses) on securities       $(531)       $  676

Assets. At September 30, 1994, the $45 billion of consolidated assets were distributed as follows: 68% in investments, principally supporting insurance and annuity liabilities, 16% in net finance receivables, 7% in intangible assets, and 9% in other assets.

     Investments. As shown above, from December 31, 1993 to September 30, 1994, investments decreased $2.6 billion due to the effect of SFAS 115. For more information on the investment portfolio at September 30, 1994, see the section titled "INVESTMENTS" beginning on page 15.

     Finance Receivables. Net finance receivables increased $829 million, or 13%, from December 31, 1993 to September 30, 1994, primarily due to business development efforts in the Consumer Finance segment.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Deferred Policy Acquisition Costs (DPAC). The $1.0 billion increase in DPAC was primarily due to the reversal of the $550 million reserve recorded at December 31, 1993 under SFAS 115 and the reinstatement of $349 million of DPAC at September 30, 1994 due to the decline in bond values (see discussion titled "Effect of SFAS 115" on page 13).

     Separate Account Assets and Liabilities. The $537 million increase in assets and liabilities related to Separate Accounts from December 31, 1993 to September 30, 1994 reflects increased sales of variable annuity products in the Retirement Annuities and Life Insurance segments.

Liabilities and Equity. At September 30, 1994, consolidated liabilities and equity were distributed as follows: 64% in insurance and annuity liabilities, 15% in consumer finance debt, 9% in equity (including redeemable equity), 3% in corporate and real estate debt, and 9% in other liabilities.

     Insurance and Annuity Liabilities. The $1.8 billion increase in insurance and annuity liabilities from December 31, 1993 to September 30, 1994 primarily reflects growth in the Retirement Annuities segment from fixed annuity deposits and the crediting of policyholder interest.

     Corporate Debt. Corporate debt was $7 million lower at September 30, 1994 than at December 31, 1993, principally due to cash dividends received from subsidiaries and proceeds from the sale of a subsidiary in August 1994, partially offset by the purchase of the company's common shares, payment of dividends to shareholders, and the purchase of corporate investments. Excluding the effect of SFAS 115, the ratio of corporate debt to corporate capital (the sum of corporate debt plus equity) was 22% at September 30, 1994 and December 31, 1993.

     Consumer Finance Debt. Consumer finance debt increased $789 million from December 31, 1993 to September 30, 1994, to support the growth in finance receivables.

     Income Taxes. The liability for income taxes decreased $502 million from December 31, 1993 to September 30, 1994, primarily due to a $454 million change in the effect of SFAS 115 on deferred taxes (see discussion titled "Effect of SFAS 115" on page 13 and footnote 2 on page 5).

     Redeemable Equity.   At September  30, 1994, 1,600,000  shares of  common
     stock of the company were subject to put option contracts and $44 million of related shareholders' equity was reported as redeemable equity.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Shareholders' Equity. Shareholders' equity decreased from $5.1 billion at December 31, 1993 to $4.0 billion at September 30, 1994, primarily due to a $1.2 billion reduction in the effect of SFAS 115 on net unrealized gains (see discussion titled "Effect of SFAS 115" on page 13). In addition, shareholders' equity decreased $217 million for share purchases since December 31, 1993. Due to the requirements of SFAS 115, share-holders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities.

                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and investment real estate, which are discussed below. The company reviews invested assets on a regular basis and records write-downs where declines in fair value below cost are not considered temporary.

Fixed Maturity Securities. Fixed maturity securities represented 83% of invested assets at September 30, 1994. Fixed maturity securities are carried at fair value in accordance with SFAS 115 (see discussion titled "Effect of SFAS 115" on page 13). Information regarding the fixed maturity securities portfolio at September 30, 1994, which included bonds and redeemable preferred stocks, was as follows:
                                                                % of
                             Average Credit                 Total Fixed
($ in millions)                  Rating        Fair Value   Maturities

Mortgage-backed                    AAA          $10,206         40%
Other investment grade             A             14,733         57
Below investment grade             BB-              827          3
  Total fixed maturities           AA-          $25,766        100%

Below investment grade bonds, those rated below BBB-, totaled $800 million at September 30, 1994, or 3% of total fixed maturity securities, compared to 2.8% at December 31, 1993. Net income from below investment grade bonds, including realized investment gains and losses, was $40 million and $28 million for the first nine months of 1994 and 1993, respectively.

Non-performing bonds, defined as bonds for which payment of interest is sufficiently uncertain as to preclude accrual of interest, were $48 million and $46 million, or 0.2% of total fixed maturity securities, at September 30, 1994 and December 31, 1993, respectively.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Mortgage Loan Portfolio.  Mortgage loans on real estate totaled 9% of invested
assets  at  September  30, 1994.    Information  regarding  the mortgage  loan
portfolio at September 30, 1994 was as follows:

                                  Book        Non-Performing Loans
($ in millions)                   Value         Amount        %

Commercial                       $2,740          $158        5.8%
Residential                          89             3        3.5%
Allowance for losses                (94)          (32)
  Total mortgage loans           $2,735          $129

Non-performing  (impaired) mortgage  loans  consist of  delinquent loans  (60+
days) and restructured loans for which the company determines all amounts due under the contractual terms probably will not be collected. These loans represented 5.8% of total commercial loans at September 30, 1994, compared to 4.4% at December 31, 1993. The increase was primarily due to the decline in the portfolio from $3.0 billion at December 31, 1993 to $2.7 billion at September 30, 1994 and additional non-performing loans in California, Nevada, and New Jersey.

At September 30, 1994, $311 million of performing commercial mortgage loans were on the company's watch list due to non-monetary defaults or concerns that future payments may not be made on a timely basis. This amount compares to $340 million at June 30, 1994 and $467 million at year-end 1993. The decrease in the watch list amount primarily is due to improved collections during second quarter 1994. The company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

Investment Real Estate. Investment real estate totaled 2% of invested assets at September 30, 1994 and December 31, 1993. The breakdown of investment real estate was as follows:

(In millions)                      September 30,        December 31,
                                       1994                 1993

Land development projects                $  620              $  642
Income-producing real estate                191                 189
American General Center, Houston            120                 125
Foreclosed real estate                       61                  69
Allowance for losses                       (251)               (253)
  Total investment real estate           $  741              $  772

The decrease in land development projects resulted from property sales, partially offset by development costs capitalized to projects during the nine months ended September 30, 1994.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                                  CASH FLOWS

Management believes that the overall sources of cash and liquidity available to the company and its subsidiaries will continue to be sufficient to satisfy its foreseeable financial obligations.

Cash Flows of the Company. Net operating cash flows generated by the company were $430 million and $302 million for the nine months ended September 30, 1994 and 1993, respectively. The increase related to higher dividends from subsidiaries, partially offset by an increase in income taxes paid. Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used to fund interest obligations, dividends to shareholders, and purchase of the company's common stock. The company's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations.

During the first nine months of 1994, the companies in the Life Insurance and Retirement Annuities segments paid cash dividends to American General of $367 million, compared to $229 million during the first nine months of 1993. The 1994 amount includes a $90 million dividend resulting from the sale of a subsidiary in August 1994. Cash dividends paid to the company by the Consumer Finance segment totaled $126 million and $110 million in the first nine months of 1994 and 1993, respectively.

On October 13, 1994, the company issued $100 million of non-redeemable debt securities due October 15, 1999, which bear interest at 7.70% payable semi-annually.

Segment Cash Flows. Net cash flows generated by the Life Insurance and Retirement Annuities segments in the first nine months of 1994 included $876 million provided by operating activities and $891 million provided by the increase in fixed policyholder account deposits, net of withdrawals. This compared to $849 million and $1.3 billion, respectively, during the first nine months of 1993. The decrease in fixed policyholder account deposits, net of withdrawals, was primarily due to the 1993 acquisition of a block of business in the Life Insurance segment and policyholders' increased demand for variable accounts. Variable account deposits, related to Separate Accounts which are not included in the consolidated statement of cash flows, increased to $602 million in the first nine months of 1994 from $341 million in the same period of 1993. The Consumer Finance segment's operating cash flows totaled $385 million during the first nine months of 1994, compared to $351 million during the first nine months of 1993.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consolidated Operating Activities. Net cash flows from operating activities on a consolidated basis decreased $63 million in the first nine months of 1994 compared to the comparable period in 1993, primarily due to an increase in income taxes paid.

Investing  Activities.   The  source  of  cash  flow  from  investment  calls,
maturities, and sales was as follows:
                                               Nine Months Ended
(In millions)                                    September 30,
                                               1994         1993
Fixed maturity securities
 Repayments of mortgage-backed securities    $1,642       $1,800
 Sales                                          895          179
 Calls                                          686        1,672
 Maturities                                     245          153
Mortgage loans                                  300          440
Equity securities                                25          195
Other                                           163          105
  Total                                      $3,956       $4,544

Common Share Purchases. During the first nine months of 1994, the company purchased 7,888,200 shares of its common stock for an aggregate cost of $217 million.

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and provide an additional source of cash for operating requirements. At September 30, 1994, committed credit facilities totaled $3.0 billion; outstanding borrowings under these facilities were $45 million.

On  October 14,  1994, the company  entered into  two new  unsecured committed
credit  facilities  with 47  banks totaling  $2.5  billion.   These facilities
replaced existing bank credit facilities of equal amount.

Credit Ratings. Debt and claims-paying ability ratings for the company and its subsidiaries did not change from December 31, 1993; however, because of American General's merger offer to acquire Unitrin, Inc., all such ratings are under review. On October 20, 1994, Standard & Poor's (S&P) placed the ratings of the company and its subsidiaries on CreditWatch with negative implications as a result of recent developments connected with the offer. S&P has indicated that any change in ratings will depend on their assessment of how such a purchase may affect American General's resulting financial structure.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





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

Guaranty Associations. The amount assessed the company's life insurance and annuity subsidiaries by State Guaranty Associations for the first nine months of 1994 was $9.7 million, of which $4.8 million had been accrued at December 31, 1993. Assessments in the first nine months of 1993 were $9.8 million, of which $5.9 million was accrued at December 31, 1992. The assessments for 1994 and 1993 were offset by $3.6 million and $3.1 million, respectively, considered recoverable against future premium taxes. At September 30, 1994, the accrued liability for anticipated unrecoverable assessments was $18 million, compared to $19 million at December 31, 1993.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

Other than those lawsuits or proceedings disclosed previously, American General and certain of its subsidiaries are defendants in various other lawsuits and proceedings arising in the normal course of business. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, American General and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. The company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the company's consolidated results of operations and consolidated financial position.

Item 5.  Other Information.

Common Stock Buyback Program. From December 31, 1993 through October 31, 1994, the company purchased 8,663,900 shares of its common stock pursuant to its stock buyback program at a cost of approximately $238 million and issued put option contracts on 1,700,000 shares of the company's common stock at an average strike price of $27.55.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 4.1 Indenture dated as of April 15, 1986 as supplemented by a First Supplemental Indenture dated as of August 31, 1987, between the company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 (Registration No. 33-30693) filed with the Securities and Exchange Commission on August 24, 1989.

     Exhibit 4.2    Form  of 7.70% Notes Due 1999 incorporated by reference to
                    Exhibit 4(b) to the company's Current Report on Form 8-K dated October 13, 1994.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges for Consolidated Operations.

     Exhibit 12.2 Computation of Ratio of Earnings to Fixed Charges for Consolidated Operations, Corporate Fixed Charges Only.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





                   PART II.  OTHER INFORMATION (continued).



     Exhibit 12.3 Computation of Ratio of Earnings to Fixed Charges for American General Finance, Inc.

     Exhibit 27     Financial Data Schedule


b.   Reports on Form 8-K.

     Current Report on Form 8-K dated August 2, 1994, with respect to the company's offer to acquire Unitrin, Inc. (Unitrin) in an all-cash merger transaction based upon a proposed price of $50-3/8 for each of Unitrin's
     51.8 million outstanding shares.

     Current Report on Form 8-K dated October 13, 1994, with respect to the authorization for issuance of $100 million aggregate principal amount of the company's 7.70% Notes Due 1999.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  November 14, 1994

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
For the Quarter Ended September 30, 1994





                                 EXHIBIT INDEX



   Exhibit

     4.1 Indenture dated as of April 15, 1986 as supplemented by a First Supplemental Indenture dated as of August 31, 1987, between the company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4 to the Registration Statement on Form S-3 (Registration No. 33-30693) filed with the Securities and Exchange Commission on August 24, 1989.

     4.2            Form of 7.70%  Notes Due 1999  incorporated
                    by  reference   to  Exhibit  4(b)   to  the
                    company's Current Report on Form  8-K dated
                    October 13, 1994.

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

     27             Financial Data Schedule