Form 10-K
period 1994-12-31
AMERICAN GENERAL CORP /TX/
filed 1995-03-17
CIK 5103

- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM
     ................................. TO ...................................

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value based on published prices as of March 1, 1995 of American General's voting stock held by non-affiliates was approximately $6.44 billion. The aggregate market value has been calculated on a basis which excludes shares of Common Stock that may be acquired through the exercise of options. As of March 1, 1995, there were 204,766,121 shares of American General's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                       PART OF THE FORM 10-K
                                     DOCUMENT                                         INTO WHICH INCORPORATED
- -----------------------------------------------------------------------------------   ------------------------
Portions of American General's 1994 Annual Report to Shareholders                          Parts I and II
Portions of American General's definitive Proxy Statement dated March 21, 1995, for
  the Annual Meeting of Shareholders to be held April 27, 1995                            Parts I and III

                                 1994 FORM 10-K

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

   Much of the information provided in response to this Item 1 is incorporated from selected portions of American General's 1994 Annual Report to Shareholders
(ARS). Appropriate references to such incorporated information are specified throughout the text of this Item 1. Portions of American General's 1994 ARS are provided as Exhibit 13 to this Form 10-K.

   NEW ACCOUNTING STANDARDS. During 1994, American General adopted two new Statements of Financial Accounting Standards (SFAS). These accounting standards, as described in Note 1.2 incorporated herein by reference from Notes to Financial Statements in American General's 1994 ARS, require additional disclosures but do not impact consolidated results of operations or financial position.

   ACQUISITIONS AND DIVESTITURES. During 1994, American General continued its corporate development efforts through acquisition and divestiture activities. These activities included the acquisition of The Franklin Life Insurance Company (Franklin Life) and a 40% interest in Western National Corporation. In addition, American General announced a $2.6 billion all-cash merger offer to acquire Unitrin, Inc. Although the offer expired on February 7, 1995, American General continues to believe that a combination of Unitrin's operations with those of American General is in the best interest of the customers and shareholders of both companies, and continues to seek regulatory approval to purchase additional shares of Unitrin, Inc.

   Additional information regarding acquisition and divestiture activities is incorporated herein by reference from page 16 of Management's Discussion and Analysis (MD&A) and from Note 2 of Notes to Financial Statements in American General's 1994 ARS.

   BUSINESS SEGMENTS. American General's operations are classified into the following three business segments: Retirement Annuities, Consumer Finance, and Life Insurance. American General provides financial services in all 50 states, the District of Columbia, Canada, Puerto Rico, and the U.S. Virgin Islands. A description of the operations of each business segment is presented in this Item
1. Additional business segment financial information is incorporated herein by reference from pages 18-22 and 24-25 of MD&A and Note 15 of Notes to Financial Statements in American General's 1994 ARS, and from Schedule III of Item 14 of this Form 10-K.

   EMPLOYEES. As of December 31, 1994, American General and its subsidiaries employed approximately 12,900 full-time salaried employees, compared to 11,500 at year-end 1993. This increase is principally due to growth in the Consumer Finance segment, partially offset by the sale of American - Amicable Life Insurance Company of Texas, Inc., which had approximately 100 employees.

   On January 31, 1995, the number of full-time salaried employees increased by approximately 1,300 due to the acquisition of Franklin Life.

PRINCIPAL PRODUCTS, METHODS OF DISTRIBUTION, AND
PRINCIPAL MARKETS

   RETIREMENT ANNUITIES. The Variable Annuity Life Insurance Company (VALIC), American General's retirement annuity subsidiary with assets of $22 billion, is a leading provider of tax-deferred retirement plans and annuities to employees of educational, health care, and other not-for-profit organizations. Based on assets, VALIC ranks as the 18th largest life insurance company in the United States. It markets products in 50 states and the District of Columbia. VALIC currently has 825,000 customers and offers service through a national network of 790 sales representatives.

   CONSUMER FINANCE. American General Finance, Inc. and subsidiaries (AGF), with finance receivables of $7.9 billion, is a leading provider of consumer and home equity loans, credit cards, and credit-related insurance to individuals. With more than three million customers and over 1,300 branch offices, the company ranks among the nation's largest consumer finance organizations. AGF operates financing programs through 20,000 retail merchants and offers service through 8,000 branch office employees in 41 states, Puerto Rico, and the U.S. Virgin Islands.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------

                                                        [AMERICAN GENERAL LOGO]

   LIFE INSURANCE. American General's life insurance companies, with assets of $14 billion, provide traditional and interest-sensitive life insurance and both fixed and variable annuity products to nearly five million households throughout all 50 states, the District of Columbia, and Canada. This large customer base is served principally by American General Life and Accident Insurance Company
(AGLA), American General Life Insurance Company, and since January 1995, Franklin Life. The life insurance companies meet the financial security needs of individual consumers, business owners, and customers of financial institutions, and offer service through 14,000 sales representatives and general agents.

   INSURANCE SALES AND IN FORCE. The following table summarizes the face amounts of individual and credit life insurance sales, and individual and credit life insurance in force for the company's insurance subsidiaries for the past three years:

          In millions              1994         1993         1992
- -------------------------------------------------------------------
Individual life insurance sales:
  Permanent (non-participating)
    Interest-sensitive           $  8,046     $  9,941     $  7,541
    Guaranteed-cost                 2,739        3,681        4,501
  Term                              6,200        6,728        5,704
  Permanent (participating)             7            9           12
Credit life insurance sales         3,483        2,941        2,371
- -------------------------------------------------------------------
      Total                        20,475       23,300       20,129
Reinsurance assumed                  (394)      (2,043)        (135)
- -------------------------------------------------------------------
      Total, excluding
        reinsurance
        assumed(a)               $ 20,081(b)  $ 21,257     $ 19,994
- -------------------------------------------------------------------
Individual life insurance in
  force (at December 31):
  Permanent (non-participating)
    Interest-sensitive           $ 48,415     $ 44,660     $ 40,916
    Guaranteed-cost                24,207       24,897       27,222
  Term                             23,405       22,366       23,256
  Permanent (participating)           842          851          926
Credit life insurance in force      2,899        2,548        2,222
- -------------------------------------------------------------------
      Total(c)                   $ 99,768     $ 95,322(d)  $ 94,542
- -------------------------------------------------------------------

(a) Before deductions for reinsurance ceded; excludes group life insurance.
(b) Excludes life insurance company sold in 1994.
(c) Includes reinsurance assumed before deductions for reinsurance ceded, and excludes group life insurance.
(d) Restated to include $7.8 billion related to life insurance company no longer held for sale.

   INSURANCE DEPOSITS AND PREMIUMS. The following table lists deposits and premiums and other considerations of the company's insurance and annuity subsidiaries for the past three years:

          In millions              1994         1993         1992
- -------------------------------------------------------------------
Deposits*                        $  3,375     $  3,125     $  2,739
- -------------------------------------------------------------------
Direct premiums and other
  considerations
    Individual life premiums     $    606     $    652     $    643
    Insurance charges                 357          319          274
    Individual health premiums        148          148          144
    Other                             143          143          166
- -------------------------------------------------------------------
    Total direct premiums
      and other considerations      1,254        1,262        1,227
- -------------------------------------------------------------------
Reinsurance premiums assumed           52           38           32
Reinsurance premiums ceded            (96)         (48)         (46)
- -------------------------------------------------------------------
    Premiums and other
      considerations             $  1,210     $  1,252     $  1,213
- -------------------------------------------------------------------

* Represents premiums received for interest-sensitive life insurance and annuity products; more than 66% of the deposits relate to products of the Retirement Annuities segment.

INVESTMENTS

   Information regarding investments is incorporated here-in by reference from pages 21-24 of MD&A and Notes 1.3 and 3 of Notes to Financial Statements in American General's 1994 ARS, and from Schedule I of Item 14 of this Form 10-K.

INSURANCE AND ANNUITY RESERVING METHODS

   Individual life insurance reserves are based on assumptions similar to those used to establish premium rates. Further information regarding reserving methods is incorporated herein by reference from Note 1.9 of Notes to Financial Statements in American General's 1994 ARS.

REINSURANCE

   Information regarding reinsurance is incorporated herein by reference from
Note 1.11 of Notes to Financial Statements in American General's 1994 ARS, and from Schedule IV of Item 14 of this Form 10-K.

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

FACTORS AFFECTING PRICING OF PRODUCTS

   INSURANCE AND ANNUITY PRODUCTS. Premium rates are based on assumptions, which the company's insurance subsidiaries believe to be realistic, as to future mortality, investment yields, expenses, and lapses. In addition, the pricing is influenced by competition and the company's objectives for return on capital. Although a profit margin is included in the price of the products, the actual profitability of the products can be significantly affected by the variation between actual and assumed experience.

   CONSUMER FINANCE PRODUCTS. Pricing of consumer finance products is influenced by such factors as cost of borrowed funds, competition, and the expense of operations. In addition, pricing is affected by state regulation of interest rates based on contractual terms and amount, charges for individual loans, and insurance premium rates.

COMPETITION

   The business of the company's subsidiaries is highly competitive with other financial institutions with respect to pricing, selection of products, and quality of service. No single competitor nor any small group of competitors dominates any of the markets in which the company's subsidiaries operate. Additional information is incorporated herein by reference from the section "Competition" on page 20 of MD&A in American General's 1994 ARS.

REGULATION

   INSURANCE. American General's insurance subsidiaries are subject to state regulation in the jurisdictions in which they do business. Information concerning regulatory compliance is incorporated herein by reference from the section "Regulation" on page 20 of MD&A in American General's 1994 ARS.
   Most states also regulate affiliated groups such as American General and its subsidiaries under insurance holding company laws. Additional information regarding these restrictions is incorporated herein by reference from Note 14.2 of Notes to Financial Statements in American General's 1994 ARS.
   Discussion of state guaranty associations is incorporated herein by reference from the section "Guaranty Associations" on page 20 of MD&A in American General's 1994 ARS.

   CONSUMER FINANCE. The company's consumer finance subsidiaries are subject to various types of federal regulation, including the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, certain Federal Trade Commission rules, and state laws that regulate the consumer loan and retail sales finance businesses. In addition, the company's thrift subsidiary, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and reporting requirements of the Federal Deposit Insurance Corporation and is subject to regulatory codes in the states in which it operates.

   OTHER. Discussion of certain other regulatory factors is incorporated herein by reference from the sections "Taxation" and "Environmental" on page 20 of MD&A and Note 11 of Notes to Financial Statements in American General's 1994 ARS.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding three executive officers of American General who are standing for election as directors of American General is incorporated herein by reference from the caption "Election of Directors" set forth in American General's definitive Proxy Statement dated March 21, 1995.
   Information as of March 15, 1995 regarding the 13 other executive officers of American General is as follows:

                                                  Present Principal Position with American General and
         Name and Age                             Other Material Positions Held during Last Five Years
- --------------------------------------------------------------------------------------------------------------------------
MICHAEL G. ATNIP (46)          Senior Vice President (since 1994) and Senior Vice President - Operations Support (since
                               February 1995), American General Corporation; with American General during the remainder of last five years in various other capacities including Senior Vice President - Insurance and
                               Administration (1991-93) and Senior Vice President (1989-91), American General Finance,
                               Inc., Evansville, Indiana, a subsidiary of American General Corporation.

                          AMERICAN GENERAL CORPORATION

                                                        [AMERICAN GENERAL LOGO]

- --------------------------------------------------------------------------------------------------------------------------
                                                  Present Principal Position with American General and
         Name and Age                             Other Material Positions Held during Last Five Years
- --------------------------------------------------------------------------------------------------------------------------
STEPHEN D. BICKEL (55)         Chairman (since 1994) and Chief Executive Officer (since 1988), The Variable Annuity Life
                               Insurance Company, Houston, Texas, a subsidiary of American General Corporation; President
                               (1988-94), The Variable Annuity Life Insurance Company.

ROBERT S. CAUTHEN JR. (50)     President and Chief Executive Officer (since 1993), American General Life Insurance
                               Company, Houston, Texas, a subsidiary of American General Corporation; Senior Vice
                               President and Chief Marketing Officer (1991-93), American General Life Insurance Company.
                               Chairman and Chief Operating Officer (1990-91), First Financial Resources, Valley Forge,
                               Pennsylvania. Assistant Vice President (1989-90), Fidelity and Guaranty Life Insurance
                               Company, Baltimore, Maryland.

JAMES S. D'AGOSTINO JR. (48)   President and Chief Executive Officer (since 1993), American General Life and Accident
                               Insurance Company, Nashville, Tennessee, a subsidiary of American General Corporation; with
                               American General Corporation during the remainder of last five years in various other capacities including Executive Vice President - Administration (1993), Senior Vice
                               President - Administration (1991-93), Senior Vice President - Investor Relations (1990-91),
                               and Vice President and Treasurer (1986-90).

ROBERT J. GIBBONS (52)*        President (since February 1995), The Franklin Life Insurance Company, Springfield,
                               Illinois, a subsidiary of American General Corporation; President (1994-February 1995),
                               American General Life Insurance Company of New York, Syracuse, New York, a subsidiary of
                               American General Corporation. Vice President (1993-94), Chemical Insurance Agency, New
                               York, New York. Senior Vice President (1989-93), The Equitable Life Assurance Society of
                               the United States.

HOWARD C. HUMPHREY (61)*       Chairman and Chief Executive Officer (since 1987), The Franklin Life Insurance Company,
                               Springfield, Illinois, a subsidiary of American General Corporation.

DANIEL LEITCH III (61)         Chairman (since 1994) and Chief Executive Officer (since 1991), American General Finance,
                               Inc., Evansville, Indiana, a subsidiary of American General Corporation; President
                               (1991-94), American General Finance, Inc.; with American General during the remainder of last five years in various other capacities including Senior Vice President (1990-91),
                               American General Life and Accident Insurance Company, Nashville, Tennessee, a subsidiary of
                               American General Corporation, and Vice Chairman (1986-90), American General Life Insurance
                               Company, Houston, Texas, a subsidiary of American General Corporation.

JON P. NEWTON (53)             Senior Vice President and General Counsel (since 1993), American General Corporation.
                               Partner (1985-93), Clark, Thomas, Winters & Newton (attorneys), Austin, Texas.

NICHOLAS R. RASMUSSEN (48)     Senior Vice President (since 1983) and Senior Vice President - Corporate Development (since
                               1993), American General Corporation; with American General Corporation during the remainder of last five years in various other capacities including Senior Vice President - Group
                               Executive (1990-93) and Senior Vice President - Financial Policy (1988-90).

PETER V. TUTERS (42)           Senior Vice President (since 1992) and Chief Investment Officer (since 1993), American
                               General Corporation. Vice President (1986-92), Crown Life Insurance Company, Toronto,
                               Ontario, Canada.

THOMAS L. WEST JR. (57)        President (since 1994), The Variable Annuity Life Insurance Company, Houston, Texas, a
                               subsidiary of American General Corporation. Senior Vice President (1987-94), Aetna Life
                               Insurance and Annuity Company, Hartford, Connecticut.

ROBERT D. WOMACK (52)          President (since 1994), American General Finance, Inc., Evansville, Indiana, a subsidiary of American General Corporation; Senior Vice President - Systems and Consulting (1993-94),
                               American General Corporation; Senior Vice President - Administration (1992-93), American
                               General Life and Accident Insurance Company, Nashville, Tennessee, a subsidiary of American
                               General Corporation; Senior Vice President - Administration (1991-92) and Vice President
                               and Tax Director (1990-91), American General Corporation. Tax Partner (1987-90), KPMG Peat
                               Marwick, San Francisco, California.

AUSTIN P. YOUNG (54)           Senior Vice President (since 1987), Chief Financial Officer (since 1988), and Treasurer
                               (1990-91), American General Corporation.

- ------------------
* Appointed to present position on February 13, 1995, at The Franklin Life Insurance Company, a subsidiary of American General Corporation, acquired January 31, 1995.

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

ITEM 2. PROPERTIES

   American General's corporate headquarters is located in the American General Center, a complex of office buildings on a 45-acre tract near downtown Houston. American General or its subsidiaries either own or lease pursuant to a sale-leaseback arrangement all of the buildings in the complex. In addition, American General or its subsidiaries own all of the underlying land, except for a five-acre parcel that is leased pursuant to a long-term agreement. American General and its subsidiaries occupy approximately 43% of the total office space available in the American General Center.
   American General's subsidiaries also own various other properties, including properties held for investment, branch office buildings, and the home office buildings of AGF in Evansville, Indiana and Franklin Life in Springfield, Illinois. Portions of certain of these buildings are rented to unaffiliated third parties. The home office building of AGLA in Nashville, Tennessee was sold to the State of Tennessee for $37.4 million, effective January 3, 1994. In June 1994, AGLA purchased a 56-acre parcel in Nashville for construction of a new home office building; construction commenced in February 1995.

ITEM 3. LEGAL PROCEEDINGS

   The company and certain of its subsidiaries are defendants in various lawsuits and proceedings arising in the normal course of business that are not discussed below. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, the company and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. The company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the company's consolidated results of operations and financial position.

 GENERAL

   Two real estate subsidiaries of the company were defendants in a lawsuit, Avia Development Group et al. v. American General Realty Investment Corp., et al. (filed in the 61st District Court of Harris County, Texas, September 23,
1991), that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, the Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. An appeal on numerous legal grounds has been filed (Case No. 01-93-1027-CV in the First Court of Appeals, Houston, Texas), and a supersedeas bond required for the appeal was posted with the company acting as surety. The company is continuing to contest the matter vigorously through the appeals process; and the company believes, based on advice of legal counsel, that plaintiffs' claims are without merit. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

   In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. On June 30, 1993, a suit for refund was filed in the United States Court of Federal Claims (Gulf Life Insurance Co. v. United States, C.A. No. 93-404T). Trial is expected to occur in mid-1995. The company believes that the IRS's claims are without merit and is continuing to vigorously pursue refund of the amounts paid. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

 ENVIRONMENTAL

   In March 1994, two subsidiaries of the company were named as defendants in a lawsuit, The People of the State of California (California) v. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc. and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California is seeking injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of the company, and a civil penalty of

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------

                                                       [AMERICAN GENERAL LOGO]

$2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs.
   Various violations of operating permits held by Pebble Creek Service Corporation (Pebble Creek), an indirect wholly-owned subsidiary of the company, in connection with its wastewater treatment plant are currently being addressed by Pebble Creek with the United States Environmental Protection Agency (EPA), the Florida Department of Environmental Protection, and the Environmental Protection Commission of Hillsborough County, Florida (EPC). In May 1994, Pebble Creek attended a meeting to show cause why the EPA should not initiate enforcement proceedings against Pebble Creek. Pebble Creek has not yet been made aware of the EPA's decision. On July 18, 1994, the EPC issued a Warning Notice to Pebble Creek in connection with the inaccurate reporting of test results by a former plant operator and violations of effluent parameters. Pebble Creek and the EPC met on August 2, 1994 to discuss enforcement proceedings; however, Pebble Creek has not yet been made aware of the EPC's decision. The company believes that penalties in excess of $100,000 could be assessed against Pebble Creek.

   The company believes that the total amounts that would ultimately be paid, if any, arising from these environmental claims would have no material effect on the company's consolidated results of operations and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during fourth quarter 1994.

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

   The quarterly high and low market prices of American General's common stock as quoted by the New York Stock Exchange, the number of shareholders of record of common stock, and restrictions on retained earnings for the payment of dividends are incorporated herein by reference from Notes 16, 8.1, and 14.2, respectively, of Notes to Financial Statements in American General's 1994 ARS.
   The quarterly cash dividends paid on common stock are incorporated herein by reference from Note 16 of Notes to Financial Statements in American General's 1994 ARS.
   The common stock of American General is traded in the United States on the New York Stock Exchange and the Pacific Stock Exchange. The common stock is also traded on the London Stock Exchange and the Swiss Stock Exchanges of Basel, Geneva, and Zurich.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data is derived from the consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included or incorporated by reference herein.

                                                                          Years Ended December 31,
                                                      -----------------------------------------------------------------
         In millions, except per share data             1994         1993         1992         1991         1990
- -----------------------------------------------------------------------------------------------------------------------
Revenues                                              $  4,841     $  4,829     $  4,602     $  4,395     $  4,434
Income before cumulative effect of accounting
  changes                                                  513(a)       250(b)       533          480          562(a)
Income per common share before cumulative effect of
  accounting changes                                      2.45(a)      1.15(b)      2.45         2.13         2.35(a)
Assets                                                  46,295(c)    43,982(c)    39,742       36,105       33,808
Debt
  Corporate                                              1,475        1,257        1,371        1,391        1,555
  Real Estate                                              361          429          616          590          498
  Consumer Finance                                       7,090        5,843        5,484        5,243        5,096
Redeemable equity                                           47            -            -            -          296
Shareholders' equity                                     3,457(c)     5,137(c)     4,616        4,329        4,138
Regular cash dividends declared per common share          1.16         1.10         1.04         1.00          .79(d)
- ------------------

(a) 1994 includes realized investment losses of $114 million ($.55 per share); 1990 includes realized investment gains of $137 million ($.57 per share). Realized investment gains for 1993, 1992, and 1991 were immaterial.
(b) Includes $300 million ($1.39 per share) write-down of goodwill and $30 million ($.14 per share) tax rate related adjustment. Additional information is incorporated herein by reference from the section "1993 Significant Events" in MD&A and Note 7.3, respectively, of Notes to Financial Statements in American General's 1994 ARS.
(c) Includes $986 million and $950 million decrease in assets and shareholders' equity, respectively, at December 31, 1994, and $1.0 billion and $676 million increase in assets and shareholders' equity, respectively, at December 31, 1993, due to the effect of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."
(d) Excludes special dividends of $.61 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference from "Management's Discussion and Analysis" on pages 16-25 in American General's 1994 ARS.

ITEM 8. FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

   Financial statements and supplementary data are incorporated herein by reference from pages 26-44 in American General's 1994 ARS.
   The ratios of earnings to fixed charges are incorporated herein by reference from Exhibit 12 of Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------

                                                        [AMERICAN GENERAL LOGO]

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing under the captions "Election of Directors" and "Securities Reporting" in American General's definitive Proxy Statement dated March 21, 1995, is incorporated herein by reference. Information regarding the 13 executive officers of American General who are not standing for election to the board of directors of American General is included in Part I, Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing under the captions "Governance of the Company" and "Compensation of Executive Officers" in American General's definitive Proxy Statement dated March 21, 1995, is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in American General's definitive Proxy Statement dated March 21, 1995, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing under the caption "Certain Relationships and Transactions" in American General's definitive Proxy Statement dated March 21, 1995, is incorporated herein by reference.

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Documents filed as part of this report.

                                                                                         Page Reference
                                                                                --------------------------------
                                                                                                       1994
                                                                                Form 10-K          Annual Report
   1. Financial Statements
       Report of Ernst & Young LLP, Independent Auditors                           -                  45
       Consolidated Financial Statements
         Statement of Income                                                       -                  26
         Balance Sheet                                                             -                  27
         Statements of Shareholders' Equity and Stock Activity                     -                  28
         Statement of Cash Flows                                                   -                  29
         Notes to Financial Statements                                             -                 30-44
   2. Financial Statement Schedules
       Schedule I - Summary of Investments - Other than Investments in
                    Affiliates                                                    13                   -
       Schedule II - Condensed Financial Information of Registrant               14-16                 -
       Schedule III - Supplementary Insurance Information                         17                   -
       Schedule IV - Reinsurance                                                  18                   -
       Schedule V - Valuation and Qualifying Accounts                             19                   -

       All other financial statement schedules have been omitted because they are inapplicable.

   3. Exhibits

                                                                                     Filed Herewith(*),
                                                                                   Nonapplicable (NA), or
                                                                                       Incorporated by
                                                                                       Reference from
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
- -------------------------------------------------------------------------------------------------------------
         3.1         Restated Articles of Incorporation of American General     4.1              33-33115
                     Corporation (including Statement of Resolution
                     Establishing Series of Shares of Series A Junior
                     Participating Preferred Stock)

         3.2         Amended and Restated Bylaws of American General            3.2              Form 10-K
                     Corporation                                                                 for 1993

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

        10.1         1984 Stock and Incentive Plan for key employees of the     10.5             Form 10-K
                     company and its subsidiaries                                                for 1984

        10.2         1984 Stock and Incentive Plan (Amended and Restated        10.2             Form 10-K
                     Effective as of February 8, 1994) for key employees of                      for 1993
                     the company and its subsidiaries

        10.3         Restoration of Retirement Income Plan for Certain          10.3             Form 10-K
                     Employees Participating in the Restated American                            for 1993
                     General Retirement Plan (Restoration of Retirement
                     Income Plan)

        10.4         First Amendment to Restoration of Retirement Income        10.4             Form 10-K
                     Plan                                                                        for 1993

        10.5         Second Amendment to Restoration of Retirement Income       10.5             Form 10-K
                     Plan                                                                        for 1993

     (continued on next page)

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                         [AMERICAN GENERAL LOGO]

                                                                                     Filed Herewith(*),
                                                                                   Nonapplicable (NA), or
                                                                                  Incorporated by Reference
                                                                                            from
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
- -------------------------------------------------------------------------------------------------------------
        10.6         American General Supplemental Thrift Plan                  10.6             Form 10-K
                                                                                                 for 1993
        10.7         First Amendment to American General Supplemental Thrift    10.7             Form 10-K
                     Plan                                                                        for 1993
        10.8         Second Amendment to American General Supplemental          10.8             Form 10-K
                     Thrift Plan                                                                 for 1993
        10.9         Third Amendment to American General Supplemental Thrift    10.9             Form 10-K
                     Plan                                                                        for 1993
        10.10        Form of Severance Agreements between the company and       10.10            Form 10-K
                     each of the following: Harold S. Hook, James R. Tuerff,                     for 1993
                     Robert M. Devlin, Michael G. Atnip, Jon P. Newton,
                     Nicholas R. Rasmussen, Peter V. Tuters, Austin P.
                     Young, Stephen D. Bickel, Robert S. Cauthen Jr., James
                     S. D'Agostino Jr., Robert J. Gibbons, Daniel Leitch
                     III, Thomas L. West Jr., Robert D. Womack, and Gary D.
                     Reddick
        10.11        Severance Agreements between Howard C. Humphrey and        10.11*              NA
                     Franklin Life
        10.12        Supplemental Retirement Agreement between the company      10.11            Form 10-K
                     and Harold S. Hook                                                          for 1993
        10.13        American General Supplemental Retirement Plan Trust        10.12            Form 10-K
                     (relating to Exhibit 10.11 hereto)                                          for 1993
        10.14        Amendment to Supplemental Retirement Agreement between     10.13            Form 10-K
                     the company and Harold S. Hook                                              for 1993
        10.15        Second Amendment to Supplemental Retirement Agreement      10.14            Form 10-K
                     between the company and Harold S. Hook                                      for 1993
        10.16        Deferred Compensation Agreement between the company and    10.16            Form 10-K
                     Harold S. Hook                                                              for 1993
        10.17        1995 Deferred Compensation Plan                            10.17*              NA
        10.18        American General Corporation Retirement Plan for           10.17            Form 10-K
                     Directors (as amended and restated)                                         for 1993
        10.19        American General Corporation Performance-Based Plan for    10.19*              NA
                     Executive Officers, Amended and Restated Effective
                     January 1, 1995
        10.20        Employment Memorandum of Understanding dated April 12,     10.2             Form 10-Q
                     1994 between The Variable Annuity Life Insurance                           for Second
                     Company and Thomas L. West Jr.                                            Quarter 1994
        10.21        Employment Agreement dated April 28, 1994 between the      10.3             Form 10-Q
                     company and Harold S. Hook                                                 for Second
                                                                                               Quarter 1994
        10.22        Consulting Agreement dated April 28, 1994 between the      10.4             Form 10-Q
                     company and Harold S. Hook                                                 for Second
                                                                                               Quarter 1994

     (continued on next page)

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

                                                                                     Filed Herewith(*),
                                                                                   Nonapplicable (NA), or
                                                                                  Incorporated by Reference
                                                                                            from
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
- -------------------------------------------------------------------------------------------------------------
        10.23        License Agreement dated April 28, 1994 among the           10.5             Form 10-Q
                     company, Harold S. Hook, and Main Event Management                         for Second
                     Corporation                                                               Quarter 1994

        10.24        Stock Purchase Agreement between American General          2                Form 8-K
                     Corporation and American Brands, Inc., dated as of                        dated 2/14/95
                     November 29, 1994

        11           Computation of Earnings Per Share                          11*                 NA

        12           Computation of Ratio of Earnings to Fixed Charges          12*                 NA

        13           Portions of American General's 1994 Annual Report to       13*                 NA
                     Shareholders that are expressly incorporated herein by
                     reference in this Form 10-K. Other sections of the
                     Annual Report furnished for the information of the
                     Commission are not deemed "filed" as part of this Form
                     10-K.

        21           Subsidiaries of American General Corporation               21*                 NA

        23           Consent of Ernst & Young LLP, Independent Auditors         23*                 NA

        24           Powers of attorney for the directors signing this Form     24*                 NA
                     10-K

        27           Financial Data Schedule                                    27*                 NA

         Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.

(b) Reports on Form 8-K.

   The following reports on Form 8-K were filed after September 30, 1994:

   1. Current Report on Form 8-K dated October 13, 1994, with respect to the company's authorization to issue $100 million aggregate principal amount of 7.70% Notes Due 1999 in an underwritten public offering.

   2. Current Report on Form 8-K dated November 30, 1994, with respect to (i) the issuance of a news release announcing the signing of a definitive agreement under which the company will acquire The Franklin Life Insurance Company, a wholly-owned life insurance subsidiary of American Franklin Company, a holding-company subsidiary of American Brands, Inc., and (ii) the announcement by Standard & Poors, Inc. and Duff & Phelps Credit Rating Co. of a downgrade in the rating of certain of the company's debt securities.

   3. Current Report on Form 8-K dated December 2, 1994, with respect to the issuance of a news release announcing that the company agreed to acquire 40% of the outstanding shares of common stock of Western National Corporation from Conseco, Inc.

   4. Current Report on Form 8-K dated February 14, 1995, with respect to the acquisition of American Franklin Company and the related Financial Statements, Pro Forma Financial Information, and Exhibits.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------

                                                        [AMERICAN GENERAL LOGO]

AMERICAN GENERAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

In millions

                                                                           At December 31, 1994
                                                             -------------------------------------------------
                                                                                                        Amount
                                                               Cost                                    Shown in
                                                                or                                   Consolidated
                                                             Amortized             Fair                Balance
Type of Investment                                             Cost                Value                Sheet
- --------------------------------------------------------------------------------------------------------------
Fixed maturity securities:
  Bonds and notes
     U.S. government obligations                             $     306           $     312           $     312
     States and political subdivisions                             336                 342                 342
     Foreign governments                                           604                 567                 567

     Mortgage-backed securities
       Pass-through securities guaranteed by U.S.
          government and government agencies                       677                 694                 694
       CMOs collateralized by pass-through securities
          guaranteed by U.S. government and government
          agencies                                               9,881               9,117               9,117
       Other                                                       216                 221                 221
- --------------------------------------------------------------------------------------------------------------
          Total mortgage-backed securities                      10,774              10,032              10,032
- --------------------------------------------------------------------------------------------------------------
     Public utilities                                            3,184               3,030               3,030
     All other corporate                                        11,716              11,261              11,261
  Redeemable preferred stocks                                      167                 156                 156
- --------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                       27,087           $  25,700              25,700
- --------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks - industrial, miscellaneous, and all other         108           $     115                 115
  Perpetual preferred stocks                                        94                 109                 109
- --------------------------------------------------------------------------------------------------------------
          Total equity securities                                  202           $     224                 224
- --------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate*                                   2,651                                   2,651
Investment real estate*
  Investment properties                                            517                                     517
  Acquired in satisfaction of debt                                  47                                      47
Policy loans                                                     1,197                                   1,197
Other long-term investments*                                       152                                     152
Short-term investments                                             209                                     209
- --------------------------------------------------------------------------------------------------------------
          Total investments                                  $  32,062                               $  30,697
- --------------------------------------------------------------------------------------------------------------

* Net of applicable allowance for losses. See Schedule V of this Form 10-K.

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                      1994               1993               1992
- -------------------------------------------------------------------------------------------------------------
Revenues
  Dividends - affiliated                                         $  466             $  679             $  541
  Interest income - affiliated                                       33                 21                 21
  Net realized investment gains (losses)                             (3)                19                 17
  Other income
     Affiliated                                                      36                 24                 24
     Other                                                            3                  5                  8
- -------------------------------------------------------------------------------------------------------------
       Total revenues                                               535                748                611
- -------------------------------------------------------------------------------------------------------------
Expenses
  Operating costs and expenses
     Affiliated                                                       8                  8                  9
     Other                                                           66                 51                 53
  Interest expense
     Affiliated                                                      11                 12                 12
     Other                                                          110                109                114
- -------------------------------------------------------------------------------------------------------------
       Total expenses                                               195                180                188
- -------------------------------------------------------------------------------------------------------------
Income before income tax benefit, equity in undistributed net income (loss) of subsidiaries, and cumulative effect of
  accounting changes                                                340                568                423
Income tax benefit                                                   43                 37                 40
Equity in undistributed net income (loss) of subsidiaries
  (net of dividends paid to parent)                                 130               (355)                70
- -------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes               513                250                533
Cumulative effect of accounting changes*
  Parent company                                                      -                (12)                 -
  Subsidiaries                                                        -                (34)                 -
- -------------------------------------------------------------------------------------------------------------
       Net income                                                $  513             $  204             $  533
- -------------------------------------------------------------------------------------------------------------

* Reflects adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," SFAS 109, "Accounting for Income Taxes," and SFAS 112, "Employers' Accounting for Postemployment Benefits," at January 1, 1993. Additional information is incorporated herein by reference from Note 1.2 of Notes to Financial Statements in American General's 1994 ARS.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------

                                                       [AMERICAN GENERAL LOGO]

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) BALANCE SHEET OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

At December 31,
In millions                                                           1994             1993             1992
- --------------------------------------------------------------------------------------------------------------
Assets
  Investments
     Subsidiaries, at equity                                        $  4,238         $  5,661         $  5,350
     Other                                                                64               37               65
  Indebtedness from subsidiaries                                         779              780              650
  Cash                                                                     -                -                -
  Other                                                                   52               83               71
- --------------------------------------------------------------------------------------------------------------
       Total assets                                                 $  5,133         $  6,561         $  6,136
- --------------------------------------------------------------------------------------------------------------
Liabilities
  Short-term debt                                                   $    642         $    315         $    383
  Long-term debt(a)                                                      900            1,012            1,061
  Indebtedness to subsidiaries                                            35               27               29
  Federal income taxes                                                    (3)              (7)             (23)
  Other                                                                   55               77               70
- --------------------------------------------------------------------------------------------------------------
       Total liabilities                                               1,629            1,424            1,520
- --------------------------------------------------------------------------------------------------------------
Redeemable equity
  Common stock subject to put contracts                                   47                -                -
- --------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                           364              365              368
  Net unrealized gains (losses) on securities(b)                        (935)             709               88
  Retained earnings(c)                                                 4,495            4,229            4,263
  Cost of treasury stock(d)                                             (467)            (166)            (103)
- --------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                      3,457            5,137            4,616
- --------------------------------------------------------------------------------------------------------------
       Total liabilities and equity                                 $  5,133         $  6,561         $  6,136
- --------------------------------------------------------------------------------------------------------------

(a) The principal amount of American General debentures and notes held by subsidiaries was $63 million at December 31, 1994, $66 million at December 31, 1993, and $69 million at December 31, 1992. The five-year schedule of maturities of debt is as follows: 1995, $100 million; 1996, $3 million; 1997, $136 million; 1998, $71 million; and 1999, $103 million.

(b) Reflects the effect of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1994 and 1993. Additional information is incorporated herein by reference from pages 16 and 17 of MD&A and Note 1.2 in American General's 1994 ARS.

(c) Amounts include undistributed earnings of subsidiaries of $2.6 billion in 1994, $2.4 billion in 1993, and $2.8 billion in 1992.

(d) Amounts for 1994, 1993, and 1992 include 699,614 shares at a cost of $8 million held by a subsidiary.

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) STATEMENT OF CASH FLOWS OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                          1994             1993             1992
- ------------------------------------------------------------------------------------------------------------
Operating activities
  Income before cumulative effect of accounting changes              $ 513           $  250           $  533
  Reconciling adjustments to net cash provided by operating
     activities
     Equity in undistributed net (income) loss of subsidiaries
      (net of dividends paid to parent)                               (130)             355              (70)
     Other, net                                                         27              (19)              10
- ------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                       410              586              473
- ------------------------------------------------------------------------------------------------------------
Investing activities
  Capital contributions to subsidiaries                                (91)             (69)*            (37)*
  Net (increase) decrease in other investments                         (34)              34               72
  Net (increase) decrease in indebtedness from subsidiaries              1             (130)            (223)
  Net increase (decrease) in indebtedness to subsidiaries                8               (2)              (3)
  Other, net                                                            (2)              (4)*              1*
- ------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                         (118)            (171)            (190)
- ------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in short-term debt                           324             (216)             (18)
  Long-term debt issuances                                             100              100                -
  Long-term debt redemptions                                          (209)               -                -
  Dividend payments                                                   (243)            (238)            (226)
  Common share purchases                                              (264)             (72)*            (47)
  Other, net                                                             -               11*               8
- ------------------------------------------------------------------------------------------------------------
       Net cash used for financing activities                         (292)            (415)            (283)
- ------------------------------------------------------------------------------------------------------------
Net change in cash                                                       -                -                -
Cash at beginning of year                                                -                -                -
- ------------------------------------------------------------------------------------------------------------
       Cash at end of year                                           $   -           $    -           $    -
- ------------------------------------------------------------------------------------------------------------

* Amounts reclassified to conform with 1994 presentation.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------

                                                       [AMERICAN GENERAL LOGO]

AMERICAN GENERAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

In millions

                               At December 31,                        For the Years Ended December 31,
                           -----------------------      -------------------------------------------------------------
                                                                                                  Amorti-
                                                                                                  zation
                                                        Premiums                                    of
                            Deferred     Insurance       and                      Insurance     Deferred
                             Policy        and          Other           Net          and         Policy       Other
                           Acquisition   Annuity       Consider-     Investment    Annuity    Acquisition   Operating
Segment                       Costs     Liabilities(a)  ations       Income(b)     Benefits      Costs       Expenses
- ----------------------------------------------------------------------------------------------------------------------
1994
  Retirement Annuities     $    910      $  18,656      $     37      $  1,492      $  1,134      $   13      $   108
  Consumer Finance               10            480           175            57            98           6           11
  Life Insurance              1,809         10,548           999           902           990         193          350
  Other(c)                        2            (61)           (1)           42             2           1          607
- ---------------------------------------------------------------------------------------------------------------------
     Consolidated          $  2,731(d)   $  29,623(d)   $  1,210      $  2,493      $  2,224      $  213      $ 1,076
- ---------------------------------------------------------------------------------------------------------------------
1993
  Retirement Annuities     $    113      $  17,029      $     30      $  1,434      $  1,125      $   10      $    95
  Consumer Finance                8            415(e)        138            56            80           6           10(e)
  Life Insurance              1,515          9,857         1,085           942         1,101         187          314
  Other(c)                        1            (62)(e)        (1)            5             5           -          511(e)
- ---------------------------------------------------------------------------------------------------------------------
     Consolidated          $  1,637(d)   $  27,239(d)   $  1,252      $  2,437      $  2,311      $  203      $   930
- ---------------------------------------------------------------------------------------------------------------------
1992
  Retirement Annuities     $    474      $  15,012      $     23      $  1,328      $  1,069      $    5      $    96
  Consumer Finance                6            364           119            55            76           3           10(e)
  Life Insurance              1,603          9,360         1,071           948         1,053         163          366
  Other(c)                        -              -             -            (4)            -           -          478(e)
- ---------------------------------------------------------------------------------------------------------------------
     Consolidated          $  2,083      $  24,736      $  1,213      $  2,327      $  2,198      $  171      $   950
- ---------------------------------------------------------------------------------------------------------------------

(a) Includes unearned premiums, other policy claims and benefits payable, and other policyholder funds, which are not significant relative to insurance and annuity reserves.

(b) Represents earnings and related expenses on those investments considered necessary to support the segment's business operations.

(c) Represents Consumer Finance non-insurance operations, Corporate operations, and intersegment eliminations.

(d) Reflects effect of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," at December 31, 1994 and 1993. Additional information is incorporated herein by reference from pages 16 and 17 of MD&A and Note 1.2 in American General's 1994 ARS.

(e) Amounts reclassified to conform with 1994 presentation.

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE IV - REINSURANCE

In millions

                                                                                                         Percentage
                                                                                                            of
                                                                          Assumed                          Amount
                                                         Ceded to           from                          Assumed
                                         Gross             Other           Other            Net             to
Description                              Amount          Companies        Companies        Amount           Net
- ---------------------------------------------------------------------------------------------------------------
1994
  Life insurance in force at year
     end                               $  103,646        $  12,075        $  1,105        $  92,676         1.2%
  Premiums for the year
     Life insurance and annuities      $      652        $      37        $     17        $     632         2.7%
     Accident and health insurance            193               58              15              150         9.7
     Property-liability insurance              52                1              20               71        28.5
- ---------------------------------------------------------------------------------------------------------------
       Total premiums                  $      897        $      96        $     52        $     853         6.1%
- ---------------------------------------------------------------------------------------------------------------
1993
  Life insurance in force at year
     end*                              $   91,673        $   6,133        $    961        $  86,501         1.1%
  Premiums for the year
     Life insurance and annuities      $      702        $      47        $     13        $     668         1.9%
     Accident and health insurance            194                -              13              207         6.4
     Property-liability insurance              47                1              12               58        20.4
- ---------------------------------------------------------------------------------------------------------------
       Total premiums                  $      943        $      48        $     38        $     933         4.1%
- ---------------------------------------------------------------------------------------------------------------
1992
  Life insurance in force at year
     end                               $   99,719        $  10,807        $  1,460        $  90,372         1.6%
  Premiums for the year
     Life insurance and annuities      $      732        $      45        $     16        $     703         2.3%
     Accident and health insurance            176                1              14              189         7.4
     Property-liability insurance              45                -               2               47         4.3
- ---------------------------------------------------------------------------------------------------------------
       Total premiums                  $      953        $      46        $     32        $     939         3.4%
- ---------------------------------------------------------------------------------------------------------------

* Amounts exclude $14.9 billion, $6.8 billion, $1 million, and $8.1 billion for Gross Amount, Ceded to Other Companies, Assumed from Other Companies, and Net Amount, respectively, related to life insurance companies held for sale at December 31, 1993.

                          AMERICAN GENERAL CORPORATION

- --------------------------------------------------------------------------------
                                                         [AMERICAN GENERAL LOGO]
AMERICAN GENERAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

In millions

                                                             Additions
                                             ------------------------------------------
                                             Charged to    Charged to      Charged to
                                 Balance at  Operating      Realized     Net Unrealized              Balance at
                                 Beginning   Costs and     Investment    Gains (Losses)    Deduc-      End of
Description                       of Year     Expenses   Gains (Losses)  on Securities    tions(a)      Year
- ---------------------------------------------------------------------------------------------------------------
1994
  Allowance for losses on:
     Finance receivables           $  184      $  214        $    -          $    -        $  172      $  226
     Mortgage loans on real
       estate                          98           -            11               -            20          89
     Investment real estate           253           -           110               -            42         321
     Other long-term investments       43           -             4               -            41           6
  Valuation allowance on deferred
     tax asset                          -           -             -             315             -         315
- ---------------------------------------------------------------------------------------------------------------
       Total                       $  578      $  214        $  125          $  315        $  275      $  957
- ---------------------------------------------------------------------------------------------------------------
1993
  Allowance for losses on:
     Finance receivables           $  162      $  163        $    -          $    -        $  141      $  184
     Below investment grade bonds      26           -            10               -            36           -
     Mortgage loans on real
       estate                          53           -            84               -            39          98
     Investment real estate           129           -           199               -            75         253
     Other long-term investments       22           -            33               -            12          43
- ---------------------------------------------------------------------------------------------------------------
       Total                       $  392      $  163        $  326          $    -        $  303      $  578
- ---------------------------------------------------------------------------------------------------------------
1992
  Allowance for losses on:
     Finance receivables           $  151      $  135        $    -          $    -        $  124      $  162
     Below investment grade bonds      40           -             8               -            22          26
     Mortgage loans on real
       estate                          50           -            34               -            31          53
     Investment real estate            62           -            82               -            15         129
     Other long-term investments        3           -            19               -             -          22
- ---------------------------------------------------------------------------------------------------------------
       Total                       $  306      $  135        $  143          $    -        $  192      $  392
- ---------------------------------------------------------------------------------------------------------------

(a) Deductions generally result from write-offs of uncollectible receivables and bonds, sales of bonds and real estate, mortgage loan payoffs, and foreclosures of real estate.

                                 1994 FORM 10-K

- --------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 1995.

AMERICAN GENERAL CORPORATION

/s/  Pamela J. Penny
- -----------------------------------------------------------------

Pamela J. Penny
(Vice President and Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1995.

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

Austin P. Young
(Senior Vice President and Chief Financial Officer -
Principal Financial Officer)

 /s/  Pamela J. Penny
- -----------------------------------------------------------------

Pamela J. Penny
(Vice President and Controller - Principal Accounting Officer)

J. Evans Attwell*
- -----------------------------------------------------------------

J. Evans Attwell
(Director)

Brady F. Carruth*
- -----------------------------------------------------------------

Brady F. Carruth
(Director)

W. Lipscomb Davis Jr.*
- -----------------------------------------------------------------

W. Lipscomb Davis Jr.
(Director)

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

Richard J.V. Johnson
(Director)

Robert E. Smittcamp*
- -----------------------------------------------------------------

Robert E. Smittcamp
(Director)

James R. Tuerff*
- -----------------------------------------------------------------

James R. Tuerff
(Director)


* By:  /s/ Jon P. Newton
- -----------------------------------------------------------------

Jon P. Newton
(Attorney-in-fact)


                          AMERICAN GENERAL CORPORATION

                                 EXHIBIT INDEX

                                                                                     Filed Herewith(*),
                                                                                   Nonapplicable (NA), or
                                                                                  Incorporated by Reference
                                                                                            from
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
- -------------------------------------------------------------------------------------------------------------
         3.1         Restated Articles of Incorporation of American General     4.1              33-33115
                     Corporation (including Statement of Resolution
                     Establishing Series of Shares of Series A Junior
                     Participating Preferred Stock)
         3.2         Amended and Restated Bylaws of American General            3.2              Form 10-K
                     Corporation                                                                 for 1993
         4           There have not been filed as exhibits to this Form 10-K    NA                  NA
                     certain long-term debt instruments, none of which
                     relates to authorized indebtedness that exceeds 10% of
                     the consolidated assets of the company and its
                     subsidiaries. American General hereby agrees to furnish
                     a copy of any such instrument to the Commission upon
                     request.
        10.1         1984 Stock and Incentive Plan for key employees of the     10.5             Form 10-K
                     company and its subsidiaries                                                for 1984
        10.2         1984 Stock and Incentive Plan (Amended and Restated        10.2             Form 10-K
                     Effective as of February 8, 1994) for key employees of                      for 1993
                     the company and its subsidiaries
        10.3         Restoration of Retirement Income Plan for Certain          10.3             Form 10-K
                     Employees Participating in the Restated American                            for 1993
                     General Retirement Plan (Restoration of Retirement
                     Income Plan)
        10.4         First Amendment to Restoration of Retirement Income        10.4             Form 10-K
                     Plan                                                                        for 1993
        10.5         Second Amendment to Restoration of Retirement Income       10.5             Form 10-K
                     Plan                                                                        for 1993
        10.6         American General Supplemental Thrift Plan                  10.6             Form 10-K
                                                                                                 for 1993
        10.7         First Amendment to American General Supplemental Thrift    10.7             Form 10-K
                     Plan                                                                        for 1993
        10.8         Second Amendment to American General Supplemental          10.8             Form 10-K
                     Thrift Plan                                                                 for 1993
        10.9         Third Amendment to American General Supplemental Thrift    10.9             Form 10-K
                     Plan                                                                        for 1993
        10.10        Form of Severance Agreements between the company and       10.10            Form 10-K
                     each of the following: Harold S. Hook, James R. Tuerff,                     for 1993
                     Robert M. Devlin, Michael G. Atnip, Jon P. Newton,
                     Nicholas R. Rasmussen, Peter V. Tuters, Austin P.
                     Young, Stephen D. Bickel, Robert S. Cauthen Jr., James
                     S. D'Agostino Jr., Robert J. Gibbons, Daniel Leitch
                     III, Thomas L. West Jr., Robert D. Womack, and Gary D.
                     Reddick
        10.11        Severance Agreements between Howard C. Humphrey and        10.11*              NA
                     Franklin Life
        10.12        Supplemental Retirement Agreement between the company      10.11            Form 10-K
                     and Harold S. Hook                                                          for 1993
        10.13        American General Supplemental Retirement Plan Trust        10.12            Form 10-K
                     (relating to Exhibit 10.11 hereto)                                          for 1993

     (continued on next page)

                                                                                     Filed Herewith(*),
                                                                                   Nonapplicable (NA), or
                                                                                  Incorporated by Reference
                                                                                            from
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
- -------------------------------------------------------------------------------------------------------------
        10.14        Amendment to Supplemental Retirement Agreement between     10.13            Form 10-K
                     the company and Harold S. Hook                                              for 1993
        10.15        Second Amendment to Supplemental Retirement Agreement      10.14            Form 10-K
                     between the company and Harold S. Hook                                      for 1993
        10.16        Deferred Compensation Agreement between the company and    10.16            Form 10-K
                     Harold S. Hook                                                              for 1993
        10.17        1995 Deferred Compensation Plan                            10.17*              NA
        10.18        American General Corporation Retirement Plan for           10.17            Form 10-K
                     Directors (as amended and restated)                                         for 1993
        10.19        American General Corporation Performance-Based Plan for    10.19*              NA
                     Executive Officers, Amended and Restated Effective
                     January 1, 1995
        10.20        Employment Memorandum of Understanding dated April 12,     10.2             Form 10-Q
                     1994 between The Variable Annuity Life Insurance                           for Second
                     Company and Thomas L. West Jr.                                            Quarter 1994
        10.21        Employment Agreement dated April 28, 1994 between the      10.3             Form 10-Q
                     company and Harold S. Hook                                                 for Second
                                                                                               Quarter 1994
        10.22        Consulting Agreement dated April 28, 1994 between the      10.4             Form 10-Q
                     company and Harold S. Hook                                                 for Second
                                                                                               Quarter 1994
        10.23        License Agreement dated April 28, 1994 among the           10.5             Form 10-Q
                     company, Harold S. Hook, and Main Event Management                         for Second
                     Corporation                                                               Quarter 1994
        10.24        Stock Purchase Agreement between American General          2                Form 8-K
                     Corporation and American Brands, Inc., dated as of                        dated 2/14/95
                     November 29, 1994
        11           Computation of Earnings Per Share                          11*                 NA
        12           Computation of Ratio of Earnings to Fixed Charges          12*                 NA
        13           Portions of American General's 1994 Annual Report to       13*                 NA
                     Shareholders that are expressly incorporated herein by
                     reference in this Form 10-K. Other sections of the
                     Annual Report furnished for the information of the
                     Commission are not deemed "filed" as part of this Form
                     10-K.
        21           Subsidiaries of American General Corporation               21*                 NA
        23           Consent of Ernst & Young LLP, Independent Auditors         23*                 NA
        24           Powers of attorney for the directors signing this Form     24*                 NA
                     10-K
        27           Financial Data Schedule                                    27*                 NA

         Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.