Form 10-Q
period 1995-03-31
AMERICAN GENERAL CORP /TX/
filed 1995-05-08
CIK 5103

AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1995

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

Yes   X  .     No      .

The number of shares outstanding of the registrant's common stock at April 28, 1995 was 204,820,775 (excluding shares held in treasury and by a subsidiary).

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the three
                    months ended March 31, 1995 and 1994 .............  2

                  Consolidated Balance Sheet at March 31, 1995 and
                    December 31, 1994 ................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the three months ended March 31, 1995 and 1994 ...  4

                  Notes to Consolidated Financial Statements .........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............  9


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 22

         Item 5.  Other Information .................................. 22

         Item 6.  Exhibits and Reports on Form 8-K ................... 22

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                                        Three Months Ended
                                                             March 31,
                                                        1995          1994
Revenues
 Premiums and other considerations ................   $   403       $   289
 Net investment income ............................       722           621
 Finance charges ..................................       359           281
 Realized investment gains ........................         2             3
 Equity in earnings of Western National Corporation         9             -
 Other ............................................        23            20
     Total revenues ...............................     1,518         1,214

Benefits and expenses
 Insurance and annuity benefits ...................       677           537
 Policyholder dividends ...........................        16             2
 Operating costs and expenses .....................       234           191
 Commission expense ...............................       126            96
 Provision for finance receivable losses ..........         72           43
 Change in deferred policy acquisition costs and
  cost of insurance purchased .....................       (43)          (29)
 Interest expense
  Corporate .......................................        39            28
  Consumer Finance ................................       125            93
     Total benefits and expenses ..................     1,246           961

Earnings
 Income before income tax expense .................       272           253
 Income tax expense ...............................        97            92
     Net income ...................................   $   175       $   161

Net income per share ..............................   $   .85       $   .75

Dividends paid per common share ...................   $   .31       $   .29

Average fully diluted shares outstanding
  (in thousands) ..................................   205,244       213,331

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                                 (In millions)

                                                   March 31,   December 31,
                                                     1995          1994
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $32,819; $27,087) ...........................   $32,531       $25,700
  Mortgage loans on real estate .................     3,187         2,651
  Equity securities (cost: $213; $202) ..........       248           224
  Policy loans ..................................     1,538         1,197
  Investment real estate ........................       553           564
  Other long-term investments ...................       199           152
  Short-term investments ........................       241           209
    Total investments ...........................    38,497        30,697
 Cash ...........................................        21            45
 Finance receivables, net .......................     7,930         7,694
 Investment in Western National Corporation .....       297           274
 Deferred policy acquisition costs ..............     2,371         2,563
 Cost of insurance purchased ....................       745           168
 Acquisition-related goodwill ...................       592           597
 Other assets ...................................     1,648         1,356
 Assets held in Separate Accounts ...............     3,566         2,901
    Total assets ................................   $55,667       $46,295

Liabilities
 Insurance and annuity liabilities ..............   $36,046       $29,623
 Debt (short-term)
  Corporate ($1,375; $639) ......................     2,359         1,475
  Real Estate ($349; $361) ......................       349           361
  Consumer Finance ($2,498; $2,777) .............     7,261         7,090
 Income tax liabilities .........................       793           721
 Other liabilities ..............................       824           620
 Liabilities related to Separate Accounts .......     3,566         2,901
    Total liabilities ...........................    51,198        42,791

Redeemable equity
 Common stock subject to put contracts ..........        47            47

Shareholders' equity
 Common stock ...................................       365           364
 Net unrealized losses on securities ............       (84)         (935)
 Retained earnings ..............................     4,606         4,495
 Cost of treasury stock .........................      (465)         (467)
    Total shareholders' equity ..................     4,422         3,457
    Total liabilities and equity ................   $55,667       $46,295

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                        Three Months Ended
                                                             March 31,
                                                        1995          1994
Operating activities
          Net cash provided by operating activities.. $   667       $   400

Investing activities
  Investment purchases ..............................  (1,829)       (2,108)
  Investment calls, maturities, and sales ...........   1,168         1,525
  Finance receivable originations or acquisitions ...  (1,521)       (1,243)
  Finance receivable principal payments received ....   1,209         1,072
  Purchase of Franklin Life .........................    (920)            -
  Other, net ........................................     (45)           51
          Net cash used for investing activities ....  (1,938)         (703)

Financing activities
  Retirement Annuities and Life Insurance
    Policyholder account deposits ...................     803           631
    Policyholder account withdrawals ................    (535)         (343)
       Total Retirement Annuities and Life Insurance.     268           288
  Consumer Finance
    Net increase (decrease) in short-term debt ......    (281)          218
    Long-term debt issuances ........................     733            65
    Long-term debt redemptions ......................    (283)         (179)
       Total Consumer Finance .......................     169           104
  Corporate
    Net increase (decrease) in short-term debt
      Corporate .....................................     736            97
      Real Estate ...................................     (11)          (33)
    Long-term debt issuances ........................     148             -
    Long-term debt redemptions ......................       -           (10)
    Dividend payments ...............................     (63)          (62)
    Common share purchases ..........................       -           (78)
       Total Corporate ..............................     810           (86)
          Net cash provided by financing activities..   1,247           306

Net increase (decrease) in cash .....................     (24)            3
Cash at beginning of period .........................      45             6
Cash at end of period ............................... $    21       $     9

Supplemental disclosure of cash flow information:
  Cash paid (received) during the period for
    Income taxes .................................... $   (78)      $    60
    Interest
      Corporate .....................................      39             9

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

      Real Estate ...................................       1             4
      Consumer Finance ..............................     113            96









Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1995

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at March 31, 1995 and the consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1994.

     To conform with the 1995 presentation, certain items in the prior period have been reclassified.

2. New Accounting Standards. In January 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," and the American Institute of Certified Public Accountants issued Statement of Position (SOP) 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises." SOP 95-1 establishes accounting for certain participating life insurance contracts. SFAS 120 permits, but does not require, stock life insurance companies to apply the provisions of SOP 95-1. If adopted, the standards must be implemented by March 31, 1996. American General has not determined if, or when, the new standards would be adopted and has not determined the effect on net income, liquidity, or capital related to adoption of these standards.

     In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for 1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business, and 2) long-lived assets and certain identifiable intangibles to be disposed of. This standard, which must be adopted by March 31, 1996, will require the company to report certain investment real estate at fair value, rather than at net realizable value as previously required. American General has not determined when SFAS 121 will be adopted. The company does not

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

     anticipate a material effect on net income, liquidity, or capital related to adoption of this standard.










Item 1.  Financial Statements (continued).

3. Acquisitions. On January 31, 1995, American General, through its wholly-owned subsidiary, AGC Life Insurance Company (AGC Life), acquired American Franklin Company (AFC), the holding company of The Franklin Life Insurance Company (Franklin Life), pursuant to a stock purchase agreement dated as of November 29, 1994, between American General and American Brands, Inc. (American Brands). The purchase price was $1.17 billion, consisting of $920 million in cash paid at closing and a $250 million cash dividend paid by AFC to American Brands prior to closing. The dividend was paid on January 30, 1995. The permanent financing of this acquisition will be finalized in 1995 and is expected to consist of a mix of short-term debt, long-term debt, and preferred stock.

     The acquisition was accounted for using the purchase method, and the results of operations of Franklin Life were included in the consolidated statement of income from the date of acquisition. The assets and liabilities of Franklin Life were reflected in American General's consolidated balance sheet as of January 31, 1995, at management's best estimate of their fair values. Evaluation of fair values for acquired assets and liabilities, including investments, cost of insurance purchased, and insurance and annuity liabilities, is continuing and allocation of the purchase price may be adjusted.

     On December 23, 1994, American General, through AGC Life, acquired a 40% interest in Western National Corporation (WNC), the holding company of Western National Life Insurance Company, through the acquisition of 24,947,500 shares of WNC common stock from Conseco, Inc. for $274 million in cash. For accounting purposes, the acquisition was recorded on an equity basis, using the purchase method.

     The following unaudited pro forma information presents the consolidated results of operations of American General and AFC and reflects American General's 40% equity in the earnings of WNC for the first quarter of each year, as if the acquisitions had been effective at the beginning of the periods presented, after giving effect to adjustments to reflect the acquisitions and the permanent financing of the AFC acquisition.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995













Item 1.  Financial Statements (continued).

     (In millions, except share data)

                                            Pro Forma
                                       Three Months Ended
                                            March 31,
                                        1995        1994
     Revenues                          $1,599      $1,467
     Income before income taxes           282         291
     Income before net dividends on
      preferred stock of subsidiary       182         184
     Net income                           178         180

     Net income per share              $  .87      $  .84

     Average fully diluted shares
       outstanding (thousands)        205,244     213,331

     Included in net income above are net realized gains of $1 million for the three months ended March 31, 1995 and 1994.

     The above unaudited pro forma information is intended for informational purposes only and may not necessarily be indicative of American General's future results of operations.

4. Derivative Financial Instruments. American General makes very limited use of derivative financial instruments to manage the cost of debt and investment transactions and does not use derivatives for speculative purposes.

     In February 1995, the company entered into an off-balance-sheet interest rate swap agreement with a notional amount of $100 million, to receive floating-rate payments based on a market index and to make fixed-rate payments of 7.88% for a ten-year period unless otherwise terminated. This agreement is intended to hedge interest rate risk associated with long-term debt expected to be issued in second quarter 1995.

     In March 1995, the company issued $150 million of fixed-rate debt and terminated two off-balance-sheet interest rate swap agreements with a total notional amount of $150 million, which had been an anticipatory hedge of that debt. The termination of these agreements resulted in settlement costs of $.9 million, which were included in the measurement

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

     of the new debt and are being deferred and recognized as an increase to interest expense over the ten-year term of the debt.











Item 1.  Financial Statements (continued).

5. Deferred Income Taxes. Lower market interest rates and resulting increases in bond values caused the deferred tax asset related to unrealized losses on fixed maturity securities to decrease to $66 million at March 31, 1995 from $351 million at December 31, 1994. The deferred tax asset at December 31, 1994 was partially offset by a valuation allowance of $315 million, recorded through shareholders' equity. The company believes that the deferred tax asset at March 31, 1995 is realizable; accordingly, no valuation allowance was considered necessary. The reduction in the valuation allowance was recorded through shareholders' equity.

6. Legal Contingencies. Two real estate subsidiaries of the company were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. An appeal on numerous legal grounds has been filed. The company is continuing to contest the matter vigorously through the appeals process; and the company believes, based on advice of legal counsel, that plaintiffs' claims are without merit. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

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

     American  General  and  certain of  its  subsidiaries  are  defendants in

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

     various other lawsuits and proceedings arising in the normal course of business. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, American General and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. The company also believes that the total






Item 1.  Financial Statements (continued).

     amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the company's consolidated results of operations and financial position.

7. Status of Federal Tax Return Examinations. The company and its subsidiaries file a consolidated federal income tax return. The IRS is currently examining the company's tax returns for 1986 through 1988. One issue from prior tax returns is currently being litigated, as described in Note 6 above.

8.   Ratios of Earnings  to Fixed Charges.   The ratios  of earnings to  fixed
     charges were as follows:
                                                     Three Months Ended
                                                          March 31,
                                                     1995          1994
     Consolidated operations ...................     2.5X          3.0X
     Consolidated operations, corporate
       fixed charges only ......................     7.6X          9.3X
     American General Finance, Inc. ............     1.8X          1.9X


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1994 Annual Report to Shareholders including the Management's Discussion and Analysis found on pages 16 through 25 thereof.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 9 of this Quarterly Report on Form 10-Q.

                              STATEMENT OF INCOME

      Comparison of Three Months Ended March 31, 1995 and March 31, 1994

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

Operating Revenues. Total revenues increased $304 million, or 25%, for the three months ended March 31, 1995 compared to the same period in 1994, due to increases in premiums and other considerations, net investment income, and finance charges. The increases in premiums and other considerations and net investment income of $114 million, or 39%, and $101 million, or 16%, respectively, are primarily due to the acquisition of Franklin Life.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Excluding Franklin Life, premiums and other considerations increased $33 million, due to higher credit insurance premiums and the introduction of a new life insurance product in the Consumer Finance segment, and premiums of Financial Life Assurance Company of Canada (Financial Life), which was excluded from segment reporting in first quarter 1994 and reported as held for sale.

Excluding Franklin Life, net investment income increased $18 million, reflecting growth in invested assets since March 31, 1994, partially offset by a decline in investment yield. The decline in yield largely relates to the prepayment of higher yielding bonds and mortgage-backed securities through mid-1994 and subsequent reinvestment of the proceeds at lower interest rates.

The $78 million, or 27%, increase in finance charges resulted from an increase in average finance receivables and higher yields on those receivables.

Realized Investment Gains. Realized investment gains for the three months ended March 31, 1995 included $8 million of losses on the sale of fixed maturity securities, partially offset by $4 million of net gains from sales of investment real estate and $2 million of gains due to early redemption of fixed maturity securities at the election of the issuer (calls).

For the same period in 1994, gains of $16 million on calls and $15 million from sales of investments, primarily five real estate joint ventures, were offset by a $28 million increase in reserves, primarily on investment real estate.

During fourth quarter 1994, American General initiated a program to realize capital losses for tax purposes to offset prior period capital gains. During first quarter 1995, the company received a tax refund of $46 million, generated by $136 million in net capital losses realized in fourth quarter 1994. Due to the decline in interest rates during first quarter 1995, no additional capital losses were realized under this program. The ability to realize additional losses to offset capital gains available for tax loss carryback is dependent on future market conditions and alternative tax planning strategies available to the company.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

Equity in Earnings of WNC.  Revenues for first quarter 1995 include 40% equity
in earnings of WNC.   This amount includes purchase accounting adjustments and
reflects a one quarter lag in reporting.

Insurance and Annuity Benefits. Insurance and annuity benefits increased $140 million, or 26%, for the first three months of 1995 compared to the same period in 1994, including $97 million due to the acquisition of Franklin Life. Excluding Franklin Life, the increase was due to higher interest credited to policyholders in the Retirement Annuities and Life Insurance segments, and the exclusion of Financial Life from first quarter 1994 segment reporting.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Policyholder Dividends. Dividends paid to policyholders on participating life insurance policies increased $14 million due to the acquisition of Franklin Life.

Operating Costs and Expenses. Operating costs and expenses increased $43 million, or 22%, for the three months ended March 31, 1995 compared to the same period in 1994, primarily due to a $20 million increase in salaries and other expenses related to an increase in the number of branch offices and customer accounts in the Consumer Finance segment, and $18 million of operating expenses for Franklin Life.

Commission Expense. Commission expense increased $30 million, or 32%, for 1995 compared to 1994, of which $23 million was due to the acquisition of Franklin Life. The remaining increase was due to higher insurance product sales.

Provision for Finance Receivable Losses. The provision for finance receivable losses increased $29 million, or 68%, for the three months ended March 31, 1995 compared to the same period in 1994; the allowance for finance receivable losses increased $16 million compared to December 31, 1994. These increases reflect the higher level of finance receivables outstanding, the change in the portfolio mix, higher levels of delinquencies and net charge offs, and the economic climate.

Change in Deferred Policy Acquisition Costs (DPAC) and Cost of Insurance Purchased (CIP). The change reported in the income statement represents capitalization of DPAC during the period, net of DPAC and CIP amortization. The change in DPAC and CIP increased $14 million, or 47%, for the three months ended March 31, 1995 compared to the same period in 1994, of which $18 million was due to the acquisition of Franklin Life.

Interest Expense. Interest expense on corporate debt increased $11 million, or 40%, of which $9 million was due to financing the Franklin Life acquisition through short-term floating-rate debt. The increase in interest on short-term debt was partially offset by lower interest on long-term debt, due to the redemption of certain higher-rate debt issues during 1994. Interest expense

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

on consumer finance debt increased $32 million, or 34%, due to higher average borrowings and short-term rates, partially offset by lower long-term borrowing cost.














Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                               BUSINESS SEGMENTS

To facilitate meaningful period-to-period comparisons of business segment results, earnings of each segment include income from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude net realized investment gains, non-recurring items, and the effect of accounting changes. Earnings on equity not allocated to the business segments are included in earnings on corporate assets.

                                                   Three Months Ended
                                                        March 31,
                                                   1995          1994
(In millions)

Revenues
 Retirement Annuities ........................    $  398        $  379
 Consumer Finance ............................       431           335
 Life Insurance ..............................       673           477
     Total business segments .................     1,502         1,191
 Corporate operations
  Realized investment gains ..................         2             3
  Equity in earnings of WNC ..................         9             -
  Other ......................................         5            20
     Total corporate operations ..............        16            23
        Total consolidated revenues ..........    $1,518        $1,214

Policyholder Account Deposits
 Retirement Annuities ........................    $  637        $  587
 Life Insurance ..............................       361           274
     Total deposits ..........................    $  998        $  861

Earnings
 Retirement Annuities ........................    $   54        $   53
 Consumer Finance ............................        60            53
 Life Insurance ..............................        84            64

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

     Total business segments .................       198           170
 Corporate operations
  Net interest on corporate debt .............       (27)          (19)
  Expenses not allocated to segments .........        (9)           (6)
  Earnings on corporate assets ...............         6            15
  Net equity in earnings of WNC ..............         6             -
  Net realized investment gains ..............         1             1
     Total corporate operations ..............       (23)           (9)
        Total consolidated net income ........    $  175        $  161









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Annuities. Revenues for the first three months of 1995 compared to 1994 increased $19 million, or 5%, primarily due to a 5% increase in net investment income, reflecting growth in invested assets, partially offset by a decrease in the average investment yield. Invested assets increased $1.3 billion (excluding the effect of SFAS 115), or 7%, from March 31, 1994 to March 31, 1995, primarily due to fixed premium deposits and reinvestment of investment income over the last twelve months. Segment earnings increased $1 million, or 3%, reflecting growth in net investment income which exceeded the increase in interest credited to policyholders. The ratio of operating expenses to average assets increased slightly to .54% for the three months ended March 31, 1995 from .53% for the same period in 1994. The ratio of policyholder surrenders to average deferred policy reserves was 4.19% for first quarter 1995 compared to 5.81% for first quarter 1994, primarily due to a free bailout provision (surrender without charge) on certain accounts and participants seeking higher returns in equity-based investments in the first quarter of 1994, both due to low market interest rates. While customer interest in equity-based investments has continued, resulting in a $32 million increase in variable account deposits, fixed deposits also increased $18 million in first quarter 1995 compared to first quarter 1994, due to the higher interest rate environment.

Consumer Finance. Revenues for the first three months of 1995 compared to 1994 increased $96 million, or 28%, primarily from increased finance charges due to growth in finance receivables, through business development efforts and branch expansion, and improved yields. Yields improved as a result of the increased emphasis on non-real estate secured consumer loans and higher yields on the retail sales finance and credit card portfolios. Segment earnings increased $7 million, or 13%, due to increased spread on a higher receivables balance, partially offset by a higher provision for finance receivable losses and increased operating expenses. The charge off ratio increased to 2.8% for first quarter 1995 from 2.2% for the same period of 1994, and delinquencies increased to 2.9% at March 31, 1995 from 2.4% at March 31, 1994. The increase in charge offs, delinquencies, and the provision for finance receivable losses resulted from growth in finance receivables and the change in portfolio mix

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

described above.

Life Insurance. The Life Insurance segment includes two months of activity of Franklin Life, acquired January 31, 1995. The acquisition increased segment revenues $174 million, deposits $69 million, and earnings $21 million in first quarter 1995.













Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Excluding Franklin Life, revenues for the Life Insurance segment increased $22 million, or 5%, for the three months ended March 31, 1995 compared to 1994, primarily due to Financial Life, excluded from first quarter 1994 segment reporting, and higher investment income. The increase in investment income resulted from growth in invested assets, partially offset by lower yields which resulted from prepayment of higher yielding securities through mid-1994 and reinvestment at lower rates. Excluding Franklin Life, deposits increased 7% due to the introduction of structured settlement annuity products and growth in interest-sensitive life deposits. Segment earnings excluding Franklin Life decreased $1 million, or 3%, in first quarter 1995 compared to the same period of 1994, primarily due to higher insurance and annuity benefit expenses, partially offset by the increase in investment income.

Corporate Operations. Corporate operations include net interest on corporate debt, expenses not allocated to the business segments, earnings on corporate assets, the net equity in earnings of WNC, and net realized investment gains. For reporting purposes, corporate assets include assets representing equity of the subsidiaries not considered necessary to support their businesses. Corporate debt is that debt incurred primarily to fund acquisitions, share purchases, and capital needs of subsidiaries. Interest on corporate debt increased $8 million, or 42%, due to increases in short-term debt, issued primarily to fund the acquisition of Franklin Life, and higher short-term interest rates, partially offset by redemptions of certain long-term debt issues during 1994. Earnings on corporate assets decreased $9 million for the three months ended March 31, 1995 compared to 1994, primarily due to lower income from investment real estate and earnings of companies held for sale, reported in corporate operations during first quarter 1994. Included in 1995 was the company's 40% equity in the earnings of WNC, net of the company's related deferred taxes.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995




















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                                 BALANCE SHEET

Effect of SFAS 115. Decreases in market interest rates and resulting increases in bond values during the first three months of 1995 caused the adjustment to shareholders' equity related to fixed maturity securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to decrease from a net unrealized loss of $950 million at December 31, 1994 to a net unrealized loss of $106 million at March 31, 1995.

The components of the fair value adjustment to report securities in accordance with SFAS 115 at March 31, 1995 and December 31, 1994 were as follows:

                                      March 31,   December 31,
                                        1995          1994         Change
(In millions)

Fair value adjustment to fixed
 maturity securities                  $  (288)      $(1,387)       $1,099
Adjusted by:
  Increase (decrease) in DPAC/CIP         102           401          (299)
  Decrease (increase) in
    deferred income taxes                  66           351          (285)
  Valuation allowance on deferred
    tax asset                               -          (315)          315
Equity in WNC's net unrealized gain        14             -            14
Net unrealized losses on fixed
  maturity securities                    (106)         (950)          844
Net unrealized gains on equity
  securities                               22            15             7
     Net unrealized gains (losses)
       on securities                  $   (84)      $  (935)       $  851

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

Assets. At March 31, 1995, consolidated assets of $56 billion were distributed as follows: 69% in investments, principally supporting insurance and annuity liabilities, 14% in net finance receivables, 7% in intangible assets, and 10% in other assets.

     Investments. From December 31, 1994 to March 31, 1995, investments increased $6.0 billion due to the acquisition of Franklin Life and $1.1 billion due to the effect of SFAS 115. For more information on the investment portfolio at March 31, 1995, see "INVESTMENTS" beginning on page 17.

     Finance Receivables. Net finance receivables increased $236 million, or 3%, from December 31, 1994 to March 31, 1995, primarily due to business development efforts and branch expansion in the Consumer Finance segment.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Deferred Policy Acquisition Costs (DPAC). The $192 million decrease in DPAC was primarily due to a decline in the reinstatement of DPAC under SFAS 115 at March 31, 1995 compared to December 31, 1994 (see "Effect of SFAS 115" on page 15), partially offset by deferral of acquisition costs.

     Cost of Insurance Purchased (CIP). The $577 million increase in CIP was due to the acquisition of Franklin Life, net of a $54 million decrease due to the effect of SFAS 115.

     Other Assets. The $292 million increase in other assets was primarily due to the acquisition of Franklin Life and an increase in due from brokers for investment transactions.

     Separate Account Assets and Liabilities. The $665 million increase in assets and liabilities related to Separate Accounts from December 31, 1994 to March 31, 1995 reflects increased sales of variable annuity products, primarily in the Retirement Annuities segment, the transfer of a $218 million group account from fixed to variable, and $110 million due to the acquisition of Franklin Life.

Liabilities and Equity. At March 31, 1995, consolidated liabilities and equity were distributed as follows: 65% in insurance and annuity liabilities, 13% in consumer finance debt, 8% in equity (including redeemable equity), 5% in corporate and real estate debt, and 9% in other liabilities.

     Insurance  and  Annuity  Liabilities.    The  $6.4  billion  increase  in
     insurance and annuity liabilities from December 31, 1994 to March 31, 1995 was primarily due to the acquisition of Franklin Life.

     Corporate Debt. Corporate debt was $884 million higher at March 31, 1995 than at December 31, 1994, primarily due to financing the acquisition of Franklin Life with short-term debt. Excluding the effect of SFAS 115,

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

     the ratio of corporate debt to corporate capital (the sum of corporate debt plus equity) was 34% at March 31, 1995, compared to 25% at December 31, 1994. Management expects to decrease this ratio to approximately 25% by year-end 1995, through the issuance of various types of preferred stock and current year retained earnings.

     Consumer Finance Debt. Consumer finance debt increased $171 million from December 31, 1994 to March 31, 1995, to support the growth in finance receivables.

     Income Tax Liabilities. The liability for income taxes increased $72 million from December 31, 1994 to March 31, 1995, primarily due to the timing of income tax payments. Due to the substantial decrease in the unrealized loss on fixed maturity securities during first quarter 1995 and the availability of capital gains to offset unrealized losses, no valuation allowance was considered necessary at March 31, 1995.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Other Liabilities.   Other  liabilities increased $204  million primarily
     due to the acquisition of Franklin Life and increases in amounts due to brokers for investment transactions.

     Shareholders' Equity. Shareholders' equity increased from $3.5 billion at December 31, 1994 to $4.4 billion at March 31, 1995, primarily due to the $851 million reduction in net unrealized losses (see "Effect of SFAS 115" on page 15). Due to the requirements of SFAS 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of securities.

                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and investment real estate, which are discussed below. The company reviews invested assets on a regular basis and records write-downs for declines in fair value below cost that are considered other than temporary.

Fixed Maturity Securities. Fixed maturity securities represented 85% of invested assets at March 31, 1995. Fixed maturity securities are carried at fair value in accordance with SFAS 115 (see "Effect of SFAS 115" on page 15). Information regarding the fixed maturity securities portfolio at March 31, 1995, which included bonds and redeemable preferred stocks, was as follows:

                                                        Average Credit
(In millions)                 Fair Value       %            Rating

Mortgage-backed                 $11,169        34%           AAA
Other investment grade           20,232        62            A
Below investment grade            1,130         4            BB-
  Total fixed maturities        $32,531       100%           AA-

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

Collateralized mortgage obligations (CMOs) are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. CMOs represented 88% and 92% of mortgage-backed securities at March 31, 1995 and December 31, 1994, respectively.

At December 31, 1994, below investment grade fixed maturity securities, those rated below BBB-, were $886 million, or 3%, of total fixed maturity securities. The $244 million increase from December 31, 1994 to March 31, 1995 was primarily due to the acquisition of Franklin Life. Net income from below investment grade fixed maturity securities, including realized investment gains and losses, was $16 million and $12 million for the first three months of 1995 and 1994, respectively.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, were $71 million at March 31, 1995. These securities represented .2% of total fixed maturity securities at March 31, 1995 and December 31, 1994.

Mortgage Loans.   Mortgage loans on real estate totaled  8% of invested assets at March 31, 1995. Information regarding the mortgage loan portfolio at March 31, 1995 was as follows:

                                  Book        Non-Performing Loans
(In millions)                     Value         Amount        %

Commercial                       $3,189          $179        5.6%
Residential                          81             3        3.6%
Allowance for losses                (83)          (35)
  Total mortgage loans           $3,187          $147

Non-performing (impaired) mortgage loans include loans delinquent 60 days or more and commercial loans that have been restructured. These loans represented 5.6% of total commercial loans at March 31, 1995, compared to 5.8% at December 31, 1994. The decrease was primarily due to the increase in the portfolio from $2.7 billion at December 31, 1994 to $3.2 billion at March 31, 1995, due to the Franklin Life acquisition.

At March 31, 1995, $205 million of performing commercial mortgage loans were included on the company's watch list if they were delinquent 30-59 days, the borrower was in bankruptcy, or the loan was determined to be under-collateralized. This amount compares to $239 million at year-end 1994. The decrease in the watch list amount primarily was due to loans which became non-performing during the quarter. The company does not anticipate a significant

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

effect on operations, liquidity, or capital from these loans.

Investment  Real  Estate.   Investment real  estate  totaled 1.4%  of invested
assets  at  March 31,  1995,  compared to  1.8%  at December  31,  1994.   The
breakdown of investment real estate was as follows:

(In millions)                           March 31,       December 31,
                                          1995              1994

Land development projects                $  612           $  613
American General Center, Houston            119              120
Income-producing real estate                 92               96
Foreclosed real estate                       40               56
Allowance for losses                       (310)            (321)
  Total investment real estate           $  553           $  564







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

With the adoption of SFAS 121 (see Note 2 on page 5), the carrying value of certain land development projects will be permanently reduced by the amount of the related allowance for losses.

                                  CASH FLOWS

Management believes that the overall sources of cash and liquidity available to the company and its subsidiaries will continue to be sufficient to satisfy its foreseeable financial obligations.

Cash Flows of the Parent Company. Net operating cash flows generated by the parent company were $78 million and $92 million for the three months ended March 31, 1995 and 1994, respectively. The decrease related to lower dividends from subsidiaries, higher intercompany receivables, and increased interest expense due to the Franklin acquisition, partially offset by income taxes paid. Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used to fund interest obligations, dividends to shareholders, and to buy back common stock. The company's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations.

During the first three months of 1995, the companies in the Life Insurance and Retirement Annuities segments paid cash dividends of $52 million to American General compared to $54 million during the first three months of 1994. Cash dividends paid to the company by the Consumer Finance segment totaled $31 million in the first three months of 1995, compared to $81 million for the

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

same period of 1994, which included $48 million of dividends accrued in 1993.

The increase in short-term debt during first quarter 1995 primarily resulted from financing the Franklin Life acquisition.

On March 29, 1995, the company issued $150 million of non-redeemable debt securities due April 1, 2005, which bear interest at 7-3/4% payable semi-annually. Proceeds from this issuance were used to repay short-term corporate debt. See Note 4 on page 7 concerning swaps related to this debt issuance.














Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment Cash Flows. Net cash flows generated by the Life Insurance and Retirement Annuities segments in the first three months of 1995 included $438 million provided by operating activities and $268 million provided by the increase in fixed policyholder account deposits, net of withdrawals. This compared to $321 million and $288 million, respectively, during the first three months of 1994. The $117 million increase in cash provided by operating activities was primarily due to a $32 million tax payment in the Retirement Annuities segment in first quarter 1994, and cash flows of Franklin Life. The decrease in fixed policyholder account deposits, net of withdrawals, was primarily due to policyholders' increased demand for variable accounts. Variable account deposits, related to Separate Accounts which are not included in the consolidated statement of cash flows, increased to $350 million in the first three months of 1995 from $207 million in the same period of 1994.

The Consumer Finance segment's operating cash flows increased to $204 million during the first three months of 1995, compared to $166 million during the first three months of 1994.

Consolidated Operating Activities. Net cash flows from operating activities on a consolidated basis increased $267 million in first quarter 1995 compared to the same period in 1994, primarily due to the increases in segment operating cash flows discussed above and the tax refund received in first quarter 1995 as a result of 1994 capital losses and overpayment of 1994 taxes.

Investing  Activities.   The  source  of  cash  flow  from  investment  calls,
maturities, and sales was as follows:
                                             Three Months Ended
(In millions)                                      March 31,
                                             1995          1994

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

Fixed maturity securities
 Sales                                      $  486        $  153
 Calls                                         201           290
 Repayments of mortgage-backed securities      144           801
 Maturities                                     84           108
Mortgage loans                                 112            97
Equity securities                               83            11
Other                                           58            65
  Total                                     $1,168        $1,525

Repayments of mortgage-backed securities in the first quarter of 1994 were unusually high due to the low interest rate environment, which continued through mid-1994.











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and provide an additional source of cash for operating requirements. At March 31, 1995, committed credit facilities totaled $4.3 billion; there were no outstanding borrowings under these facilities.

Shelf Registration Statement. On March 30, 1995, the company filed a Form S-3 shelf registration statement with the Securities and Exchange Commission to register $1.25 billion of debt and equity securities. Over the next several months, the company intends to issue approximately $500 million in a combination of convertible and non-convertible preferred securities as well as $450 million of long-term debt under this registration statement. Proceeds will be used to reduce the company's leverage ratio and to reduce corporate and real estate short-term debt outstanding.

The registration statement filed on March 30, 1995 relating to these securities has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation, or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

                                 OTHER FACTORS

Environmental.   American  General's   principal  exposure   to  environmental
regulations arises from  its ownership  of investment real  estate.   Probable

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995

costs related to environmental clean-up are estimated to be $3 million, and appropriate liabilities have been recorded to reflect these costs. The company is continuing to review these costs, as well as the cost of compliance with federal, state, and local environmental laws and regulations.

Guaranty Associations. The company's life insurance and annuity subsidiaries were assessed $6.6 million by state guaranty associations during first quarter 1995, of which $4.2 million had been accrued at December 31, 1994. Assessments during first quarter 1994 were $3.4 million, of which $2.4 million was accrued at December 31, 1993. The assessments for 1995 and 1994 were offset by $2.2 million and $.8 million, respectively, considered recoverable against future premium taxes. At March 31, 1995, the accrued liability for anticipated unrecoverable assessments was $23 million, compared to $21 million at December 31, 1994.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Other than those lawsuits or proceedings disclosed previously, American General and certain of its subsidiaries are defendants in various lawsuits and proceedings arising in the normal course of business. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. Although no assurances can be given and no determination can be made at this time as to the outcome of any particular lawsuit or proceeding, American General and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously. The company also believes that the total amounts that would ultimately be paid, if any, arising from these claims would have no material effect on the company's consolidated results of operations and financial position.


Item 5.  Other Information.

The company's common stock buyback program is currently suspended and there were no company purchases of shares during first quarter 1995.


Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12.1 Computation of Ratio of Earnings to Fixed Charges for Consolidated Operations.

     Exhibit 12.2 Computation of Ratio of Earnings to Fixed Charges for Consolidated Operations, Corporate Fixed Charges Only.

     Exhibit 12.3 Computation of Ratio of Earnings to Fixed Charges for American General Finance, Inc.

     Exhibit 27     Financial Data Schedule.


b.   Reports on Form 8-K.

     1) Current Report on Form 8-K dated February 14, 1995, with respect to the acquisition of American Franklin Company and the related financial statements, pro forma financial information, and exhibits.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





b.   Reports on Form 8-K (continued).

     2) Current Report on Form 8-K dated March 22, 1995, with respect to the authorization of the issuance by the company of $150 million aggregate principal amount of 7-3/4% Notes Due 2005 in an underwritten public offering.

     3) Current Report on Form 8-K dated April 14, 1995, with respect to the financial statements, pro forma financial information, and exhibits of American Franklin Company.

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  May 8, 1995

     AMERICAN GENERAL CORPORATION
               FORM 10-Q
  For the Quarter Ended March 31, 1995





                                 EXHIBIT INDEX



   Exhibit

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

     27             Financial Data Schedule.