Form 10-Q
period 1995-06-30
AMERICAN GENERAL CORP /TX/
filed 1995-08-10
CIK 5103

AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995

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

Yes   X  .     No      .

The number of shares outstanding of the registrant's common stock at July 31, 1995 was 204,859,515 (excluding shares held in treasury and by a subsidiary).

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





                              INDEX TO FORM 10-Q


                                                                        Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the six months
                    and quarter ended June 30, 1995 and 1994 ...........  2

                  Consolidated Balance Sheet at June 30, 1995 and
                    December 31, 1994 ..................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the six months ended June 30, 1995 and 1994 ........  4

                  Notes to Consolidated Financial Statements ...........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................ 12


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................... 26

         Item 4.  Submission of Matters to a Vote of Security Holders .. 26

         Item 5.  Other Information .................................... 26

         Item 6.  Exhibits and Reports on Form 8-K ..................... 27

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                      Six Months Ended      Quarter Ended
                                          June 30,             June 30,
                                      1995        1994      1995     1994
Revenues
 Premiums and other considerations. $   842     $   587   $   439  $   298
 Net investment income ............   1,494       1,238       772      617
 Finance charges ..................     729         583       370      302
 Realized investment gains ........       3           4         1        1
 Equity in earnings of Western
  National Corporation ............      21           -        12        -
 Other ............................      56          34        33       14
     Total revenues ...............   3,145       2,446     1,627    1,232

Benefits and expenses
 Insurance and annuity benefits ...   1,416       1,088       739      551
 Policyholder dividends ...........      41           4        25        2
 Operating costs and expenses .....     476         387       242      196
 Commission expense ...............     260         195       134       99
 Provision for finance receivable
  losses ..........................     147          88        75       45
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............     (89)        (63)      (46)     (34)
 Interest expense
  Corporate .......................      83          54        44       26
  Consumer Finance ................     255         193       130      100
     Total benefits and expenses ..   2,589       1,946     1,343      985

Earnings
 Income before income tax expense..     556         500       284      247
 Income tax expense ...............     199         181        102      89
 Income before net dividends on
  preferred securities of
  subsidiaries ....................     357         319       182      158
 Net dividends on preferred
  securities of subsidiaries ......       2           -         2        -
     Net income ................... $   355     $   319   $   180  $   158

Net income per share .............. $  1.73     $  1.50   $   .88  $   .75

Dividends paid per common share ... $   .62     $   .58   $   .31  $   .29

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995

Average fully diluted shares
  outstanding (in thousands) ...... 206,279     211,810   207,363  210,312

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                      (In millions, except share amounts)

                                                     June 30,    December 31,
                                                       1995          1994
Assets
 Investments
  Fixed maturity securities (amortized cost:
   $33,751; $27,087) ...............................  $35,246       $25,700
  Mortgage loans on real estate ....................    3,174         2,651
  Equity securities (cost: $185; $202) .............      233           224
  Policy loans .....................................    1,563         1,197
  Investment real estate ...........................      554           564
  Other long-term investments ......................      173           152
  Short-term investments ...........................       65           209
    Total investments ..............................   41,008        30,697
 Cash ..............................................       38            45
 Finance receivables, net ..........................    8,079         7,694
 Investment in Western National Corporation ........      345           274
 Deferred policy acquisition costs .................    1,895         2,563
 Cost of insurance purchased .......................      639           168
 Acquisition-related goodwill ......................      587           597
 Other assets ......................................    1,759         1,356
 Assets held in Separate Accounts ..................    4,074         2,901
    Total assets ...................................  $58,424       $46,295

Liabilities
 Insurance and annuity liabilities .................  $36,827       $29,623
 Debt (short-term)
  Corporate ($1,167; $1,000) .......................    2,190         1,836
  Consumer Finance ($2,309; $2,777) ................    7,445         7,090
 Income tax liabilities ............................    1,136           721
 Other liabilities .................................      898           620
 Liabilities related to Separate Accounts ..........    4,074         2,901
    Total liabilities ..............................   52,570        42,791

Redeemable equity
 Company-obligated mandatorily redeemable
  non-convertible preferred securities of subsidiary
  (shares issued and outstanding:  11,500,000) .....      277             -
 Company-obligated mandatorily redeemable
  convertible preferred securities of subsidiary
  (shares issued and outstanding:  5,000,000) ......      244             -
 Common stock subject to put contracts .............       25            47
    Total redeemable equity ........................      546            47

Shareholders' equity

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995

 Common stock (shares issued:  220,122,120;
  outstanding:  203,932,775; 203,051,907) ..........      365           364
 Net unrealized gains (losses) on securities .......      662          (935)
 Retained earnings .................................    4,724         4,495
 Cost of treasury stock ............................     (443)         (467)
    Total shareholders' equity .....................    5,308         3,457
    Total liabilities and equity ...................  $58,424       $46,295

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                        Six Months Ended
                                                             June 30,
                                                        1995        1994
Operating activities
       Net cash provided by operating activities ...  $ 1,005     $   664

Investing activities
 Investment purchases ..............................   (3,978)     (3,727)
 Investment calls, maturities, and sales ...........    2,560       2,992
 Finance receivable originations or acquisitions ...   (3,081)     (2,762)
 Finance receivable principal payments received ....    2,448       2,176
 Finance receivables sold through securitization ...      100           -
 Net decrease (increase) in short-term investments..      168        (259)
 Purchase of Franklin Life .........................     (920)          -
 Other, net ........................................      (95)          9
       Net cash used for investing activities ......   (2,798)     (1,571)

Financing activities
 Retirement Annuities and Life Insurance
   Policyholder account deposits ...................    1,626       1,262
   Policyholder account withdrawals ................     (942)       (597)
      Total Retirement Annuities and Life Insurance.      684         665
 Consumer Finance
   Net increase (decrease) in short-term debt ......     (468)         30
   Long-term debt issuances ........................    1,340         645
   Long-term debt redemptions ......................     (519)       (210)
      Total Consumer Finance .......................      353         465
 Corporate
   Net increase in short-term debt .................      167          68
   Long-term debt issuances ........................      286           -
   Long-term debt redemptions ......................     (100)        (11)
   Issuance of preferred securities of subsidiary,
    net of commissions paid
     Non-convertible ...............................      277           -
     Convertible ...................................      244           -
   Common share purchases ..........................        -        (143)
   Dividend payments ...............................     (127)       (123)
   Other, net ......................................        2           1
      Total Corporate ..............................      749        (208)
       Net cash provided by financing activities ...    1,786         922

Net increase (decrease) in cash ....................       (7)         15
Cash at beginning of period ........................       45           6
Cash at end of period ..............................  $    38     $    21

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $    91     $   258
   Interest
     Corporate .....................................       84          55
     Consumer Finance ..............................      238         190

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1995

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at June 30, 1995, the consolidated results of operations for the three months and six months ended June 30, 1995 and 1994, and consolidated cash flows for the six months ended June 30, 1995 and 1994.

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

     In March 1995, the FASB issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for 1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business, and 2) long-lived assets and certain identifiable intangibles to be disposed of. This standard, which must be adopted by March 31, 1996, will require the company to report certain investment real estate at fair value, rather than at net realizable value as previously required. American General has not determined when SFAS 121 will be adopted. The company does not anticipate a material effect on net income, liquidity, or capital related to adoption of this standard.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 1.  Financial Statements (continued).

3. Acquisitions. On January 31, 1995, American General, through its wholly-owned subsidiary, AGC Life Insurance Company (AGC Life), acquired American Franklin Company (AFC), the holding company of The Franklin Life Insurance Company (Franklin Life), pursuant to a stock purchase agreement dated as of November 29, 1994, between American General and American Brands, Inc. (American Brands). The purchase price was $1.17 billion, consisting of $920 million in cash paid at closing and a $250 million cash dividend paid by AFC to American Brands prior to closing. The dividend was paid on January 30, 1995. The permanent financing of this acquisition will be finalized in 1995 and is expected to consist of a mix of short-term debt, long-term debt, and company-obligated mandatorily redeemable preferred securities. As of August 10, 1995, $287.5 million of non-convertible company-obligated mandatorily redeemable preferred securities (non-convertible preferred securities) and $300 million of senior long-term fixed-rate debt, totaling $587.5 million, were issued to refinance a portion of short-term debt relating to the acquisition (see notes 4 and 5).

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

     The following unaudited pro forma information presents the consolidated results of operations of American General and AFC and reflects American General's 40% equity in the earnings of WNC for the first six months of each year, as if the acquisitions had been effective at the beginning of the periods presented, after giving effect to adjustments to reflect the acquisitions and the permanent financing of the AFC acquisition.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 1.  Financial Statements (continued).

     (In millions, except share data)

                                                      Pro Forma
                                                  Six Months Ended
                                                       June 30,
                                                   1995      1994
     Total revenues                               $3,225    $2,956
     Income before income tax expense                564       578
     Income before net dividends on
       preferred securities of
       subsidiaries                                  362       368
     Net income                                      353       360

     Net income per share                         $ 1.71    $ 1.70

     Average fully diluted shares
       outstanding (thousands)                   206,279   211,810

     Included in net income above are net realized gains of $2 million for the six months ended June 30, 1995 and 1994.

     The above unaudited pro forma information is intended for informational purposes only and may not necessarily be indicative of American General's future results of operations.

4.   Long-Term Debt.

     Corporate.   In March  1995, the  company issued $150  million of  senior long-term debt due April 1, 2005, which pays interest at 7.75%. Proceeds from this issuance were used to repay short-term corporate debt.

     In June 1995, American General issued $150 million of senior long-term debt due June 15, 2005, which pays interest at 6.75%. In July 1995, American General issued $150 million of senior long-term debt due July 15, 2025, which pays interest at 7.5%. The proceeds from both issuances were used to refinance short-term debt related to the Franklin Life acquisition.

     Consumer Finance. During the six months ended June 30, 1995, American General Finance Corporation (AGFC) issued $1 billion of senior long-term debt with interest rates ranging from 7.25% to 8.25% and maturity dates ranging from 1998 to 2005. During the same period, AGFC also issued $304.2 million of medium-term notes maturing from 1997 through 2000, with interest rates ranging from 6.10% to 8.42%. Proceeds from all the issuances were used to refinance consumer finance debt or support the growth in finance receivables.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 1.  Financial Statements (continued).

5. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries (Preferred Securities). In June 1995, two special purpose subsidiaries of the company completed the public offering of two issues of preferred securities totaling $537.5 million, with net proceeds of $521 million.

     Convertible Preferred Securities of Subsidiary. On June 1, 1995, American General Delaware, L.L.C. issued 5,000,000 shares, or $250 million, of convertible preferred securities. Net proceeds of $244 million were used to refinance short-term real estate debt. The convertible preferred securities pay monthly cash dividends at an annual rate of 6%. Each security is convertible at the option of the holder into 1.2288 shares of American General common stock, based on a conversion price of $40.69 per security. This issue is subject to redemption at the option of American General Delaware, L.L.C. after eight years at a redemption price of $50 per security plus accumulated and unpaid dividends. The issue is mandatorily redeemable for cash on May 31, 2025.

     American General may cause American General Delaware, L.L.C. to defer the payment of dividends for up to 60 months. During any such period, dividends on the convertible preferred securities would compound monthly, and American General could not declare or pay dividends on its common or preferred stock. The failure to pay dividends on the convertible preferred securities for 15 consecutive months would trigger the rights of the holders of the convertible preferred securities to convert the convertible preferred securities to American General Series A Preferred Stock. The Series A Preferred Stock would have dividend, conversion, and liquidation preference, optional redemption, and certain other terms substantially similar to the terms of the convertible preferred securities, except that the holders of the Series A Preferred Stock would have the right to elect two additional directors of American General whenever dividends are in arrears for 18 or more consecutive months and the Series A Preferred Stock would not be subject to mandatory redemption.

     Non-Convertible Preferred Securities of Subsidiary. On June 5, 1995, American General Capital, L.L.C. issued 11,500,000 shares, or $287.5 million, of non-convertible preferred securities. Net proceeds of $277 million were used to refinance short-term debt related to the Franklin Life acquisition. The non-convertible preferred securities pay monthly cash dividends at an annual rate of 8.45%. This issue is subject to redemption at the option of American General Capital, L.L.C. after five years at a redemption price equal to $25 per security plus accumulated and unpaid dividends. Subject to possible extension up to June 5, 2044, the issue is mandatorily redeemable for cash on June 30, 2025.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 1.  Financial Statements (continued).

     American General may cause American General Capital, L.L.C. to defer the payment of dividends for up to 60 months. During any such period, dividends on the non-convertible preferred securities would compound monthly, and American General could not declare or pay dividends on its common or preferred stock. The failure to pay dividends on the non-convertible preferred securities for 18 consecutive months would trigger the rights of the holders of the non-convertible preferred securities to appoint a special trustee to enforce the obligations to the holders of the non-convertible preferred securities.

6. Derivative Financial Instruments. American General makes very limited use of derivative financial instruments to manage the cost of debt and investment transactions and does not use derivatives for speculative purposes. In the six months ended June 30, 1995, the company had no significant derivative activity related to investment securities. During that period, in anticipation of future debt issuances, the company executed several interest rate swap agreements to reduce its exposure to future increases in interest rates. Because interest rates declined in mid-1995, the debt was subsequently issued at lower rates than anticipated, and the company made cash payments to settle the swaps. The company's use of swap agreements to effectively convert debt to a fixed rate did not have a material effect on the weighted-average borrowing rate or reported interest expense in the first six months of 1995.

     Corporate Activity. In February 1995, the company entered into an interest rate swap agreement with a notional amount of $100 million as an anticipatory hedge of ten-year, fixed-rate debt. In June 1995, the company issued $150 million of such debt and terminated the interest rate swap agreement. The termination of the swap agreement resulted in settlement costs of $10.9 million, which are being deferred and recognized as an increase to interest expense over the ten-year term of the debt.

     In March 1995, the company issued $150 million of fixed-rate debt and terminated two interest rate swap agreements with a total notional amount of $150 million. Settlement costs of $.9 million are being deferred and recognized as an increase to interest expense over the ten-year term of the debt.

     In  June  1995, the  company entered  into  a forward  contract  to hedge interest rate risk associated with the anticipated issuance of $150 million of thirty-year, fixed-rate debt. In July 1995, the company issued such debt and settled the forward contract in cash. Total settlement costs of $1.7 million will be recognized as an increase to interest expense over the thirty-year term of the debt.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 1.  Financial Statements (continued).

     Consumer Finance Activity. During the six months ended June 30, 1995, AGFC entered into five interest rate swap agreements with terms of two to three years and with a total notional amount of $200 million. These swap agreements effectively convert short- and medium-term floating-rate debt to a fixed-rate basis. At June 30, 1995, outstanding interest rate swaps totaled $590 million of notional amount, with an average fixed pay rate of 8.07% and an average floating receive rate of 6.14%.

7. Deferred Income Taxes. Lower market interest rates and resulting increases in bond values resulted in a deferred tax liability related to unrealized gains on fixed maturity securities of $349 million at June 30, 1995 as compared to a deferred tax asset of $351 million at December 31, 1994. The deferred tax asset at December 31, 1994 was net of a valuation allowance of $315 million, recorded through shareholders' equity. Due to the unrealized gains and resulting deferred tax liability at June 30, 1995, no valuation allowance was required. The resulting reduction in the valuation allowance was recorded through shareholders' equity.

8. Legal Contingencies. Two real estate subsidiaries of the company were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. An appeal on numerous legal grounds has been filed. The company is continuing to contest the matter vigorously through the appeals process; and the company believes, based on advice of legal counsel, that plaintiffs' claims are without merit. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

     In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency in the amount of $12.4 million for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. On June 30, 1993, a suit for refund was filed in the Court of Federal Claims. A decision is expected to be rendered during 1995. The company believes that the IRS's claims are without merit and is continuing to vigorously pursue refund of the amounts paid. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





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

9. Status of Federal Tax Return Examinations. The company and its subsidiaries file a consolidated federal income tax return. The IRS is currently examining the company's tax returns for 1986 through 1992. One issue from prior tax returns is currently being litigated, as described in Note 8.

10. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were as follows:

                                        Six Months Ended  Quarter Ended
                                            June 30,         June 30,
                                         1995      1994    1995    1994
     Ratio of Earnings to Fixed
      Charges:
      Consolidated operations .........  2.5X      2.9X    2.5X    2.8X
      Consolidated operations,
       corporate fixed charges only ...  6.3X      8.2X    6.0X    8.2X
      American General Finance, Inc. ..   1.7X     1.9X    1.7X    2.0X

     Ratio of Earnings to Combined
      Fixed Charges and Preferred
      Stock Dividends:
      Consolidated operations .........  2.5X      2.9X    2.5X    2.8X
      Consolidated operations,
       corporate fixed charges and
       preferred stock dividends only..   6.1X     8.2X    5.7X    8.2X

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1994 Annual Report to Shareholders, including the Management's Discussion and Analysis on pages 16 through 25 thereof, and the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 11 of this Quarterly Report on Form 10-Q.

                              STATEMENT OF INCOME

        Comparison of Six Months Ended June 30, 1995 and June 30, 1994

Operating Revenues. Total revenues increased $699 million, or 29%, for the six months ended June 30, 1995 compared to the same period in 1994, due to increases in premiums and other considerations, net investment income, and finance charges. The increases in premiums and other considerations of $255 million, or 43%, and in net investment income of $256 million, or 21%, are primarily due to the acquisition of Franklin Life.

Excluding Franklin Life, premiums and other considerations increased $61 million, or 10%, due to higher credit insurance premiums and the introduction of a new life insurance product in the Consumer Finance segment, and due to premiums of Financial Life Assurance Company of Canada (Financial Life), which was excluded from segment reporting in 1994 and reported as held for sale.

Excluding Franklin Life, net investment income increased $49 million, or 4%, reflecting growth in invested assets since June 30, 1994, partially offset by a decline in investment yield. The decline in yield largely relates to the prepayment of higher yielding bonds and mortgage-backed securities through mid-1994 and subsequent reinvestment of the proceeds at lower interest rates.

The  $146 million,  or  25%, increase  in  finance  charges resulted  from  an
increase   in  average  finance   receivables  and  higher   yields  on  those
receivables.

Realized Investment Gains. Realized investment gains for the six months ended June 30, 1995 included $9 million of gains due to early redemption of fixed maturity securities at the election of the issuer (calls) and $14 million of net gains from sales of real estate joint ventures and investment real estate, partially offset by $13 million of losses on the sale of fixed maturity securities and additions to reserves of $11 million, related primarily to investment real estate.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

For the same period in 1994, gains of $22 million on calls and $23 million from sales of real estate joint ventures, investment real estate, and equity securities were partially offset by $11 million of losses on the sale of fixed maturity securities and a $31 million increase in reserves, primarily related to investment real estate.

Equity in Earnings of WNC.  Revenues for 1995 include the company's 40% equity
in earnings of WNC.   This amount includes purchase accounting adjustments and
reflects a one quarter lag in reporting.

Other Revenues. Other revenues increased $22 million for the six months ended June 30, 1995 compared to the same period in 1994, primarily due to the acquisition of Franklin Life.

Insurance and Annuity Benefits. Insurance and annuity benefits increased $328 million, or 30%, for the first six months of 1995 compared to the same period in 1994, including $241 million due to the acquisition of Franklin Life. Excluding Franklin Life, the increase was due to higher interest credited to policyholders in the Retirement Annuities and Life Insurance segments, higher than expected mortality in 1995 versus favorable mortality experience in 1994, and the reporting of Financial Life as held for sale in 1994.

Policyholder Dividends. Dividends paid to policyholders on participating life insurance policies increased $37 million due to the acquisition of Franklin Life.

Operating Costs and Expenses. Operating costs and expenses increased $89 million, or 23%, for the six months ended June 30, 1995 compared to the same period in 1994, primarily due to a $39 million increase in salaries and other expenses related to an increase in the number of branch offices and customer accounts in the Consumer Finance segment, and $42 million of operating expenses for Franklin Life.

Commission Expense. Commission expense increased $65 million, or 34%, for 1995 compared to 1994, of which $53 million was due to the acquisition of Franklin Life. The remaining increase was due to higher insurance product sales in the Retirement Annuities segment.

Provision for Finance Receivable Losses. The provision for finance receivable losses increased $59 million, or 66%, for the six months ended June 30, 1995 compared to the same period in 1994; the allowance for finance receivable losses increased $30 million compared to December 31, 1994. These increases reflect the higher level of finance receivables outstanding, higher levels of delinquencies and net charge offs due to a change in the portfolio mix, and the economic climate.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Change in Deferred Policy Acquisition Costs (DPAC) and Cost of Insurance Purchased (CIP). The change reported in the income statement represents capitalization of DPAC during the period, net of DPAC and CIP amortization. The change in DPAC and CIP increased $26 million, or 43%, for the six months ended June 30, 1995 compared to the same period in 1994, primarily due to the acquisition of Franklin Life and additional capitalized costs related to higher Retirement Annuities segment sales.

Interest Expense. Interest expense on corporate debt increased $29 million, or 53%, for the six months ended June 30, 1995 compared to the same period in 1994, due to an increase in average short-term borrowings primarily resulting from financing the Franklin Life acquisition and higher average short-term interest rates. The increase in interest expense on short-term debt was partially offset by a decrease in interest expense on long-term debt resulting from a decrease in average borrowings of long-term debt.

Interest expense on consumer finance debt increased $62 million, or 32%, due to higher average borrowings to support finance receivable growth and higher short-term rates, partially offset by lower long-term borrowing cost.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                               BUSINESS SEGMENTS

To facilitate meaningful period-to-period comparisons of business segment results, operating earnings of each segment include income from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude net realized investment gains, non-recurring items, and the effect of accounting changes. Earnings on equity not allocated to the business segments are included in earnings on corporate assets.

                                     Six Months Ended     Quarter Ended
                                         June 30,           June 30,
                                      1995     1994       1995     1994
(In millions)

Revenues
 Retirement Annuities .............  $  806   $  759     $  408   $  380
 Consumer Finance .................     880      696        449      361
 Life Insurance ...................   1,422      954        749      477
  Total business segments .........   3,108    2,409      1,606    1,218
 Corporate Operations
  Realized investment gains .......       3        4          1        1
  Equity in earnings of WNC .......      21        -         12        -
  Other ...........................      13       33          8       13
   Total corporate operations .....      37       37         21       14
     Total consolidated revenues ..  $3,145   $2,446     $1,627   $1,232

Policyholder Account Deposits
 Retirement Annuities .............  $1,281   $1,149     $  644   $  562
 Life Insurance ...................     753      544        392      277
     Total deposits ...............  $2,034   $1,693     $1,036   $  839

Earnings
 Retirement Annuities .............  $  108   $  103     $   54   $   50
 Consumer Finance .................     122      114         62       61
 Life Insurance ...................     170        127       86       63
  Total business segments .........     400      344        202      174
 Corporate Operations
  Net interest on corporate debt ..     (56)     (37)       (29)     (18)
  Net dividends on preferred
    securities of subsidiaries ....      (2)       -         (2)       -
  Expenses not allocated to
    segments ......................     (17)     (15)        (8)      (9)
  Earnings on corporate assets ....      14       25          8       10
  Net equity in earnings of WNC ...      14        -          8        -
  Net realized investment gains ...       2        2          1        1
   Total corporate operations .....     (45)     (25)       (22)     (16)
     Total consolidated net income.  $  355   $  319     $  180   $  158

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Annuities. Revenues for the first six months of 1995 compared to 1994 increased $47 million, or 6%, primarily due to a 6% increase in net investment income, reflecting growth in invested assets, partially offset by a decrease in the average investment yield. Invested assets increased $1.3 billion (excluding the effect of SFAS 115), or 7%, from June 30, 1994 to June 30, 1995, primarily due to fixed premium deposits and reinvestment of investment income over the last twelve months. Segment earnings increased $5 million, or 5%, reflecting growth in net investment income which exceeded the increase in interest credited to policyholders. The ratio of operating expenses to average assets increased slightly to .53% for the six months ended June 30, 1995 from .52% for the same period in 1994. The ratio of policyholder surrenders to average deferred policy reserves declined to 3.99% for the first six months of 1995 compared to 4.97% for the same period in 1994, primarily due to a free bailout provision (surrender without charge) on certain accounts in first quarter 1994 and participants seeking higher returns in equity-based investments, both due to low market interest rates in 1994. While customer interest in equity-based investments has continued, resulting in a $86 million increase in variable account deposits, fixed deposits increased $46 million in the first six months of 1995 compared to the same period of 1994, due to the higher interest rate environment in 1995.

Consumer Finance. Revenues for the first six months of 1995 compared to 1994 increased $184 million, or 26%, primarily from increased finance charges due to growth in finance receivables, through business development efforts and branch expansion, and improved yields. Yields improved due to increased emphasis on non-real estate secured consumer loans and higher yields on the expanded retail sales finance and credit card portfolios. Segment earnings increased $8 million, or 7%, due to growth in average receivables and yield, partially offset by increases in the provision for finance receivable losses, cost of borrowings, and operating expenses. The charge off ratio increased to 2.9% for the first six months of 1995 from 2.2% for the same period of 1994, and delinquencies increased to 3.0% at June 30, 1995 from 2.5% at June 30, 1994. The increase in charge offs and delinquencies resulted from rapid growth in the finance receivables and the change in portfolio mix to emphasize lower credit quality receivables with higher yields.

Life Insurance. The Life Insurance segment includes five months of activity of Franklin Life, acquired January 31, 1995. The acquisition increased segment revenues $423 million, deposits $181 million, and earnings $44 million in the first six months of 1995.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Excluding Franklin Life, revenues for the Life Insurance segment increased $45 million, or 5%, for the six months ended June 30, 1995 compared to 1994, primarily due to Financial Life, excluded from 1994 segment reporting, and higher investment income. The increase in investment income resulted from growth in invested assets, partially offset by lower yields. Excluding Franklin Life, deposits increased 5% due to the introduction of structured settlement annuity products and growth in interest-sensitive life deposits. Segment earnings excluding Franklin Life decreased $1 million in the first six months of 1995 compared to the same period of 1994, primarily due to higher insurance and annuity benefit expenses, offset by increases in premiums and net investment income.

Corporate Operations. Corporate operations include net interest on corporate debt, net dividends on preferred securities of subsidiaries, expenses not allocated to the business segments, earnings on corporate assets, the net equity in earnings of WNC, and net realized investment gains. For reporting purposes, corporate assets include assets representing equity of the subsidiaries not considered necessary to support their businesses. Corporate debt is that debt incurred primarily to fund acquisitions, share purchases, and capital needs of subsidiaries. Net interest on corporate debt increased $19 million, or 51%, due to higher short-term debt, resulting from the acquisition of Franklin Life, and higher short-term interest rates, partially offset by a decrease in average borrowings of long-term debt. Earnings on corporate assets decreased $11 million for the six months ended June 30, 1995 compared to 1994, primarily due to operating earnings of companies held for sale, reported in corporate operations during 1994. Included in 1995 were the net dividends on preferred securities of subsidiaries issued to partially refinance short-term real estate debt and short-term debt from the Franklin Life acquisition. The company's 40% equity in the earnings of WNC, net of the company's related deferred taxes, was also included in 1995.


         Comparison of Quarters Ended June 30, 1995 and June 30, 1994

The nature of and reasons for any significant variations between the quarters ended June 30, 1995 and 1994 are the same as those discussed above for the respective six month periods, except where otherwise noted herein.

                                 BALANCE SHEET

Effect of SFAS 115. Decreases in market interest rates and resulting increases in bond values during 1995 caused the adjustment to shareholders' equity related to fixed maturity securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to decrease from a net unrealized loss of $950 million at December 31, 1994 to a net unrealized gain of $631 million at June 30, 1995.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The components of the fair value adjustment to report securities in accordance with SFAS 115 at June 30, 1995 and December 31, 1994 were as follows:

                                       June 30,   December 31,
                                        1995          1994         Change
(In millions)

Fair value adjustment to fixed
  maturity securities                 $ 1,495       $(1,387)      $ 2,882
Adjusted by:
  Increase (decrease) in DPAC/CIP        (566)          401          (967)
  Decrease (increase) in
    deferred income taxes                (349)          351          (700)
  Valuation allowance on deferred
    tax asset                               -          (315)          315
Equity in WNC's unrealized gains           51             -            51
Net unrealized gains (losses) on
  fixed maturity securities               631          (950)        1,581
Net unrealized gains on equity
  securities                               31            15            16
     Net unrealized gains (losses)
       on securities                  $   662       $  (935)      $ 1,597

SFAS 115 requires that the carrying value of most fixed maturity securities be adjusted for changes in market value, primarily caused by interest rates. However, the insurance liabilities supported by these securities are not adjusted under SFAS 115, thereby creating volatility in shareholders' equity as interest rates change. Therefore, care should be exercised in drawing conclusions based on balance sheet amounts that include the SFAS 115 effect. SFAS 115 does not affect results of operations.

Assets. At June 30, 1995, consolidated assets of $58 billion were distributed as follows: 70% in investments, principally supporting insurance and annuity liabilities, 14% in net finance receivables, 5% in intangible assets, and 11% in other assets.

     Investments. From December 31, 1994 to June 30, 1995, investments increased $6.0 billion due to the acquisition of Franklin Life and $2.9 billion due to the effect of SFAS 115. For more information on the investment portfolio at June 30, 1995, see "INVESTMENTS" beginning on page 20.

     Finance Receivables. Net finance receivables increased $385 million, or 5%, from December 31, 1994 to June 30, 1995, primarily due to growth resulting from business development efforts and branch expansion in the Consumer Finance segment. This growth is net of a $100 million sale of credit card and private label finance receivables through securitization, completed in the quarter ended June 30, 1995.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Deferred Policy Acquisition Costs (DPAC). The $668 million decrease in DPAC was primarily due to a decline in the reinstatement of DPAC under SFAS 115 at June 30, 1995 compared to December 31, 1994 (see "Effect of SFAS 115" on page 17) and amortization of DPAC, partially offset by deferral of acquisition costs.

     Cost of Insurance Purchased (CIP). The $471 million increase in CIP was due to the acquisition of Franklin Life, net of a $199 million decrease due to the effect of SFAS 115.

     Other Assets. The $403 million increase in other assets was primarily due to the acquisition of Franklin Life, the establishment of an IRS tax bond, an increase in due from brokers for investment transactions, and an increase in accrued investment income.

     Separate Account Assets and Liabilities. The $1.2 billion increase in assets and liabilities related to Separate Accounts from December 31, 1994 to June 30, 1995 reflects increased sales of variable annuity products, primarily in the Retirement Annuities segment, the transfer of a $218 million group account from fixed to variable, and $120 million due to the acquisition of Franklin Life.

Liabilities and Equity. At June 30, 1995, consolidated liabilities and equity were distributed as follows: 63% in insurance and annuity liabilities, 13% in consumer finance debt, 10% in equity (including redeemable equity), 4% in corporate debt, and 10% in other liabilities.

     Insurance and Annuity Liabilities. The $7.2 billion increase in insurance and annuity liabilities from December 31, 1994 to June 30, 1995 was primarily due to the acquisition of Franklin Life, which added $6 billion of insurance reserves, as well as fixed annuity deposits and interest credited in the Retirement Annuities segment.

     Corporate Debt. Corporate debt increased $354 million from December 31, 1994 to June 30, 1995 primarily due to a $920 million increase in short-term debt to finance the Franklin Life acquisition. This increase was partially offset by the issuance of $537.5 million of preferred securities, of which $287.5 million was used to refinance a portion of the Franklin Life short-term acquisition debt and $250 million was used to refinance short-term real estate debt.

     As a result of the Franklin Life acquisition and subsequent financing activities, the ratio of corporate debt (including real estate debt) to corporate capital (excluding the effect of SFAS 115) was 29.5% at June 30, 1995, compared to 37.2% at March 31, 1995 and 29.2% at December 31, 1994. Management expects to decrease the ratio to approximately 25% by year-end 1995, through the issuance of additional preferred securities and/or through an increase in retained earnings.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Consumer Finance Debt. Consumer finance debt increased $355 million from December 31, 1994 to June 30, 1995, to support the growth in finance receivables.

     Income Tax Liabilities. The liability for income taxes increased $415 million from December 31, 1994 to June 30, 1995, primarily due to the change in the effect of SFAS 115, partially offset by the elimination of a valuation allowance on deferred tax assets at December 31, 1994. There was no SFAS 115-related deferred tax asset, and therefore no valuation allowance, at June 30, 1995 due to the reversal in the effect of SFAS 115 from an unrealized loss at December 31, 1994 to an unrealized gain at June 30, 1995.

     Other Liabilities.   Other  liabilities increased $278  million primarily
     due to the acquisition of Franklin Life and increases in amounts due to brokers for investment transactions.

     Redeemable Equity. Redeemable equity increased from $47 million at December 31, 1994 to $546 million at June 30, 1995, primarily due to the net proceeds from the issuances of $250 million of convertible preferred securities on June 1, 1995 and $287.5 million of non-convertible preferred securities on June 5, 1995.

     Shareholders' Equity. Shareholders' equity increased from $3.5 billion at December 31, 1994 to $5.3 billion at June 30, 1995, primarily due to the $1.6 billion increase in net unrealized gains. Due to the requirements of SFAS 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of securities (see "Effect of SFAS 115" on page 17).

                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and investment real estate, which are discussed below. The company reviews invested assets on a regular basis and records write-downs for declines in fair value below cost that are considered other than temporary.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed Maturity Securities. Fixed maturity securities represented 86% of invested assets at June 30, 1995. Fixed maturity securities are carried at fair value in accordance with SFAS 115 (see "Effect of SFAS 115" on page 17). Information regarding the fixed maturity securities portfolio at June 30, 1995, which included bonds and redeemable preferred stocks, was as follows:

                                                        Average Credit
(In millions)                 Fair Value       %            Rating

Mortgage-backed                 $11,461        32%            AAA
Other investment grade           22,449        64             A
Below investment grade            1,336         4             BB-
  Total fixed maturities        $35,246       100%            AA-

Collateralized mortgage obligations (CMOs) are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. CMOs represented 92% of mortgage-backed securities at June 30, 1995 and December 31, 1994.

At December 31, 1994, below investment grade fixed maturity securities, those rated below BBB-, were $886 million, or 3%, of total fixed maturity securities. The $450 million increase from December 31, 1994 to June 30, 1995 was primarily due to the acquisition of Franklin Life and the purchase of $223 million of below investment grade fixed maturity securities during second quarter 1995. Net income from below investment grade fixed maturity securities, including realized investment gains and losses, was $35 million and $24 million for the first six months of 1995 and 1994, respectively.

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, were $45 million at June 30, 1995 compared to $50 million at December 31, 1994. These securities represented .1% and .2% of total fixed maturity securities at June 30, 1995 and December 31, 1994, respectively.

Mortgage Loans. Mortgage loans on real estate totaled 8% of invested assets at June 30, 1995. Information regarding the mortgage loan portfolio at June 30, 1995 was as follows:

                                  Book        Non-Performing Loans
(In millions)                     Value         Amount        %

Commercial                       $3,184          $213        6.7%
Residential                          77             4        4.7%
Allowance for losses                (87)          (43)
  Total mortgage loans           $3,174          $174

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-performing (impaired) mortgage loans include loans delinquent 60 days or more and commercial loans that have been restructured. These loans represented 6.7% of total commercial loans at June 30, 1995, compared to 5.8% at December 31, 1994. The increase resulted primarily from watch list loans becoming non-performing as of June 30, 1995.

At June 30, 1995, $207 million of performing commercial mortgage loans were included on the company's watch list if they were delinquent 30-59 days, the borrower was in bankruptcy, or the loan was determined to be under-collateralized. This amount compares to $239 million at year-end 1994. The decrease in the watch list amount was primarily due to loans which became non-performing during the first six months of 1995, partially offset by additions of under-collateralized loans resulting from the Franklin Life acquisition. The company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

Investment  Real  Estate.   Investment real  estate  totaled 1.4%  of invested
assets at June 30, 1995, compared to 1.8% at December 31, 1994. The breakdown of investment real estate was as follows:

(In millions)                           June 30,        December 31,
                                          1995              1994

Land development projects                $  607           $  613
American General Center, Houston            119              120
Income-producing real estate                 93               96
Foreclosed real estate                       49               56
Allowance for losses                       (314)            (321)
  Total investment real estate           $  554           $  564

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

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Cash Flows of the Parent Company. Net operating cash flows generated by the parent company were $65 million and $189 million for the six months ended June 30, 1995 and 1994, respectively. The decrease related to lower dividends from subsidiaries and increased interest expense due to the Franklin Life acquisition, partially offset by higher interest income on intercompany receivables. Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used to fund interest obligations, dividends to shareholders, and to buy back common stock. The company's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations.

During the first six months of 1995, the companies in the Life Insurance and Retirement Annuities segments paid cash dividends of $117 million to AGC Life Insurance Company (AGC Life), a subsidiary of American General, to reduce intercompany borrowings. During the first six months of 1994, the Life Insurance and Retirement Annuities segments paid $152 million of dividends to American General. Cash dividends paid to American General by the Consumer Finance segment totaled $70 million in the first six months of 1995, compared to $104 million for the same period of 1994, which included $48 million of dividends accrued in 1993. Additionally, the real estate operations paid dividends of $23 million to American General in second quarter 1995.

The increase in short-term debt during the first six months of 1995 primarily resulted from financing the Franklin Life acquisition. A portion of this short-term debt increase and $244 million of short-term real estate debt were refinanced by issuances of $300 million of long-term debt and $537.5 million of preferred securities as of June 30, 1995.

Segment Cash Flows. Net cash flows generated by the Life Insurance and Retirement Annuities segments in the first six months of 1995 included $767 million provided by operating activities and $684 million provided by the increase in fixed policyholder account deposits, net of withdrawals. This compared to $541 million and $665 million, respectively, during the first six months of 1994. The $226 million increase in cash provided by operating activities was primarily due to cash flows of Franklin Life, and a $31 million tax refund in 1995 from the 1994 capital gains offset program and a $32 million tax payment in first quarter 1994, both in the Retirement Annuities segment. The increase in fixed policyholder account deposits, net of withdrawals, was primarily due to increased flow premiums, capital transfers, and deposits from the Franklin Life acquisition, partially offset by

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

policyholders'  increased  demand for  variable  accounts.   Variable  account
deposits, related to Separate Accounts which are not included in the consolidated statement of cash flows, increased to $555 million in the first six months of 1995 from $386 million in the same period of 1994.

The Consumer Finance segment's operating cash flows were $377 million during the first six months of 1995, compared to $281 million during the first six months of 1994. This increase is due to $1.3 billion, or 18%, growth in finance receivables during the twelve months ended June 30, 1995.

Consolidated Operating Activities. Net cash flows from operating activities on a consolidated basis increased $341 million in the first six months of 1995 compared to the same period in 1994, primarily due to the increases in segment operating cash flows.

Investing  Activities.   The  source  of  cash  flow  from  investment  calls,
maturities, and sales was as follows:
                                             Six Months Ended
(In millions)                                    June 30,
                                             1995        1994
Fixed maturity securities
 Sales                                      $1,270      $  558
 Calls                                         396         596
 Repayments of mortgage-backed securities      281       1,349
 Maturities                                    206         167
Mortgage loans                                 174         207
Equity securities                              105          15
Other                                          128         100
  Total                                     $2,560      $2,992

Repayments of mortgage-backed securities in 1994 were unusually high due to the low interest rate environment in the first half of 1994.

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and to provide an additional source of cash for operating requirements. On June 9, 1995, American General reduced unsecured committed bank credit facilities by $1 billion. This reduction reflected the lower commercial paper outstanding due to the net proceeds from issuances of preferred securities totaling $537.5 million and expected issuances of long-term debt which totaled $300 million through August 10, 1995. At June 30, 1995, committed credit facilities totaled $3.3 billion; there were no outstanding borrowings under these facilities.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Form S-3 Shelf Registration. In May 1995, a Form S-3 shelf registration statement filed with the Securities and Exchange Commission by the company and certain subsidiaries to register $1.25 billion of debt and equity securities became effective. As of August 10, 1995, the company and certain subsidiaries have issued a total of $837.5 million of debt and preferred securities under this shelf registration.

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

Guaranty Associations. The company's life insurance and annuity subsidiaries were assessed $11.8 million by state guaranty associations during the first six months of 1995, of which $6.0 million had been accrued at December 31, 1994. Assessments during the first six months of 1994 were $4.3 million, of which $2.7 million was accrued at December 31, 1993. The assessments for 1995 and 1994 were offset by $4.0 million and $1.2 million, respectively, considered recoverable against future premium taxes. At June 30, 1995, the accrued liability for anticipated unrecoverable assessments was $19 million, compared to $21 million at December 31, 1994.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





                          PART II.  OTHER INFORMATION

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

Item 4. Submission of Matters to a Vote of Security Holders.

Election  of Directors.  American General's Annual Meeting of Shareholders was
held  on April  27,  1995.   The  following directors,  constituting  American
General's entire board, were elected to terms ending in 1996:

                                   Number of             Number of
       Name                        Votes For           Votes Withheld
J. Evans Attwell                  179,504,951            1,064,518
Brady F. Carruth                  180,170,251              399,218
W. Lipscomb Davis Jr.             180,090,351              479,118
Robert M. Devlin                  179,603,786              965,683
Harold S. Hook                    179,457,999            1,111,470
Larry D. Horner                   180,126,311              443,158
Richard J. V. Johnson             180,196,835              372,634
Robert E. Smittcamp               180,187,579              381,890
Anne M. Tatlock                   180,130,257              439,212
James R. Tuerff                   179,510,639            1,058,830

Independent Auditors.   The appointment  of Ernst  & Young LLP  as Independent
Auditors was ratified with 179,808,328 votes for, 363,229 votes against, and 397,912 abstentions.


Item 5.  Other Information.

The company's common stock buyback program is currently suspended, and there were no company purchases of shares during second quarter 1995.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





                    PART II.  OTHER INFORMATION (continued)

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12     Computation of  Ratio of Earnings  to Fixed
                    Charges  and Ratio of  Earnings to Combined
                    Fixed    Charges   and    Preferred   Stock
                    Dividends.

     Exhibit 27     Financial Data Schedule.

b.   Reports on Form 8-K.

     1) Current Report on Form 8-K dated April 14, 1995, with respect to the pro forma financial statements of the company including the acquisition of American Franklin Company as of and for the year ended December 31, 1994.

     2) Current Report on Form 8-K dated May 9, 1995, with respect to the pro forma financial statements of the company including the acquisition of American Franklin Company as of and for the three months ended March 31, 1995, and for the year ended December 31, 1994.

     3) Current Report on Form 8-K dated June 21, 1995, with respect to the authorization of issuance by the company of a public offering of $150 million aggregate principal amount of 6-3/4% Notes Due 2005.

     4) Current Report on Form 8-K dated July 14, 1995, with respect to the authorization of issuance by the company of a public offering of $150 million aggregate principal amount of 7-1/2% Notes Due 2025.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  August 10, 1995

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
               For the Quarter Ended June 30, 1995





                                 EXHIBIT INDEX



   Exhibit

     11             Computation of Earnings per Share.

     12             Computation of  Ratio of Earnings  to Fixed
                    Charges  and Ratio of  Earnings to Combined
                    Fixed    Charges   and    Preferred   Stock
                    Dividends.

     27             Financial Data Schedule.