Form 10-Q
period 1995-09-30
AMERICAN GENERAL CORP /TX/
filed 1995-11-13
CIK 5103

AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1995

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

Yes   X  .     No      .

The number of shares outstanding of the registrant's common stock at October 31, 1995 was 204,790,596 (excluding shares held in treasury and by a subsidiary).

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





                              INDEX TO FORM 10-Q


                                                                        Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the nine months
                    and quarter ended September 30, 1995 and 1994 ......  2

                  Consolidated Balance Sheet at September 30, 1995 and
                    December 31, 1994 ..................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the nine months ended September 30, 1995 and 1994 ..  4

                  Notes to Consolidated Financial Statements ...........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................ 12


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................... 28

         Item 5.  Other Information .................................... 28

         Item 6.  Exhibits and Reports on Form 8-K ..................... 28

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                     Nine Months Ended      Quarter Ended
                                       September 30,        September 30,
                                      1995        1994      1995     1994
Revenues
 Premiums and other considerations. $ 1,297     $   891   $   455  $   304
 Net investment income ............   2,291       1,860       797      622
 Finance charges ..................   1,113         907       384      324
 Realized investment gains ........       8           5         5        1
 Equity in earnings of Western
  National Corporation ............      31           -        10        -
 Other ............................      78          48        22       14
     Total revenues ...............   4,818       3,711     1,673    1,265

Benefits and expenses
 Insurance and annuity benefits ...   2,173       1,642       757      554
 Policyholder dividends ...........      66           5        25        1
 Operating costs and expenses .....     726         593       250      206
 Commission expense ...............     388         295       128      100
 Provision for finance receivable
  losses ..........................     261         147       114       59
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............    (128)        (98)      (39)     (35)
 Interest expense
  Corporate .......................     123          82        40       28
  Consumer Finance ................     386         300       131      107
     Total benefits and expenses ..   3,995       2,966     1,406    1,020

Earnings
 Income before income tax expense..     823         745       267      245
 Income tax expense ...............     277         267         78      86
 Income before net dividends on
  preferred securities of
  subsidiaries ....................     546         478       189      159
 Net dividends on preferred
  securities of subsidiaries ......      10           -         8        -
     Net income ................... $   536     $   478   $   181  $   159

Net income per share .............. $  2.59     $  2.27   $   .86  $   .77

Dividends paid per common share ... $   .93     $   .87   $   .31  $   .29

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

Average fully diluted shares
  outstanding (in thousands) ...... 208,168     210,711   211,825  208,691

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                      (In millions, except share amounts)

                                                  September 30,  December 31,
                                                      1995           1994
Assets
 Investments
  Fixed maturity securities (amortized cost:
   $34,289; $27,087) ............................     $35,916       $25,700
  Mortgage loans on real estate .................       3,126         2,651
  Equity securities (cost: $173; $202) ..........         227           224
  Policy loans ..................................       1,592         1,197
  Investment real estate ........................         545           564
  Other long-term investments ...................         205           152
  Short-term investments ........................         136           209
    Total investments ...........................      41,747        30,697
 Cash ...........................................          56            45
 Finance receivables, net .......................       8,139         7,694
 Investment in Western National Corporation .....         365           274
 Deferred policy acquisition costs ..............       1,916         2,563
 Cost of insurance purchased ....................         613           168
 Acquisition-related goodwill ...................         582           597
 Other assets ...................................       1,820         1,356
 Assets held in Separate Accounts ...............       4,659         2,901
    Total assets ................................     $59,897       $46,295

Liabilities
 Insurance and annuity liabilities ..............     $37,396       $29,623
 Debt (short-term)
  Corporate ($744; $1,000) ......................       1,914         1,836
  Consumer Finance ($2,591; $2,777) .............       7,568         7,090
 Income tax liabilities .........................       1,169           721
 Other liabilities ..............................         936           620
 Liabilities related to Separate Accounts .......       4,659         2,901
    Total liabilities ...........................      53,642        42,791

Redeemable equity
 Company-obligated mandatorily redeemable
  non-convertible preferred securities of
  subsidiary (shares issued and outstanding:
  20,100,000) ...................................         485             -
 Company-obligated mandatorily redeemable
  convertible preferred securities of subsidiary
  (shares issued and outstanding:  5,000,000) ...         244             -
 Common stock subject to put contracts ..........          14            47
    Total redeemable equity .....................         743            47

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

Shareholders' equity
 Common stock (shares issued:  220,122,120;
  outstanding:  204,499,096; 203,051,907) .......         366           364
 Net unrealized gains (losses) on securities ....         732          (935)
 Retained earnings ..............................       4,842         4,495
 Cost of treasury stock .........................        (428)         (467)
    Total shareholders' equity ..................       5,512         3,457
    Total liabilities and equity ................     $59,897       $46,295

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                       Nine Months Ended
                                                         September 30,
                                                        1995        1994
Operating activities
       Net cash provided by operating activities ...  $ 1,442     $ 1,072

Investing activities
 Investment purchases ..............................   (5,842)     (5,348)
 Investment calls, maturities, and sales ...........    4,026       3,956
 Finance receivable originations or acquisitions ...   (4,482)     (4,081)
 Finance receivable principal payments received ....    3,681       3,104
 Finance receivables sold through securitization ...      100           -
 Net decrease (increase) in short-term investments..       96          (8)
 Purchase of Franklin Life .........................     (920)          -
 Proceeds from sale of subsidiary ..................        -          95
 Other, net ........................................     (152)        (29)
       Net cash used for investing activities ......   (3,493)     (2,311)

Financing activities
 Retirement Annuities and Life Insurance
   Policyholder account deposits ...................    2,319       1,847
   Policyholder account withdrawals ................   (1,352)       (956)
      Total Retirement Annuities and Life Insurance.      967         891
 Consumer Finance
   Net increase (decrease) in short-term debt ......     (186)        488
   Long-term debt issuances ........................    1,503         737
   Long-term debt redemptions ......................     (842)       (439)
      Total Consumer Finance .......................      475         786
 Corporate
   Net decrease in short-term debt .................     (256)        (30)
   Long-term debt issuances ........................      433           -
   Long-term debt redemptions ......................     (100)        (22)
   Issuance of preferred securities of subsidiary,
    net of commissions paid
     Non-convertible ...............................      485           -
     Convertible ...................................      244           -
   Dividend payments ...............................     (190)       (184)
   Common share purchases ..........................        -        (199)
   Other, net ......................................        4           2
      Total Corporate ..............................      620        (433)
       Net cash provided by financing activities ...    2,062       1,244

Net increase in cash ...............................       11           5
Cash at beginning of period ........................       45           6
Cash at end of period ..............................  $    56     $    11

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   166     $   323
   Interest
     Corporate .....................................      115          87
     Consumer Finance ..............................      365         290

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1995

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at September 30, 1995, the consolidated results of operations for the three months and nine months ended September 30, 1995 and 1994, and consolidated cash flows for the nine months ended September 30, 1995 and 1994.

     To conform with the 1995 presentation, certain items in the prior period have been reclassified.

2.   New Accounting Standards.

     SFAS 120. American General will adopt Statement of Financial Accounting Standards (SFAS) 120, "Accounting and Reporting by Mutual Life Insurance Enterprises and by Insurance Enterprises for Certain Long-Duration Participating Contracts," and Statement of Position (SOP) 95-1, "Accounting for Certain Insurance Activities of Mutual Life Insurance Enterprises," during fourth quarter 1995. SOP 95-1 establishes accounting for certain participating life insurance contracts. SFAS 120 permits, but does not require, stock life insurance companies to apply the provisions of SOP 95-1.

     The company's adoption of the statements will be concurrent with finalization of the purchase price allocation for The Franklin Life Insurance Company (Franklin Life), which was acquired January 31, 1995. Application to Franklin Life as of the acquisition date would not materially impact American General's previously reported consolidated net income in the 1995 quarters. Since substantially all of American General's participating business is written by Franklin Life, retroactive application of the new statements would not materially impact interim 1995 or prior annual financial statements.

     SFAS 121. American General will adopt SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during fourth quarter 1995, effective January 1, 1995. This statement establishes accounting standards for 1) the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used in the business, and 2) long-lived assets and certain identifiable intangibles to be disposed of. Upon adoption, the company will value certain investment real estate at fair

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

     value, rather than at net realizable value as previously required. Application of this statement will require recognition of immaterial adjustments to investment real estate reserves, which would not materially impact previously reported consolidated net income in the 1995 quarters.






Item 1.  Financial Statements (continued).

3.   Acquisitions.

     Completed Acquisitions. On January 31, 1995, American General, through its wholly-owned subsidiary, AGC Life Insurance Company (AGC Life), acquired American Franklin Company (AFC), the holding company of Franklin Life, pursuant to a stock purchase agreement dated as of November 29, 1994, between American General and American Brands, Inc. (American
     Brands). The purchase price was $1.17 billion, consisting of $920 million in cash paid at closing and a $250 million cash dividend paid by AFC to American Brands prior to closing. The dividend was paid on January 30, 1995. The permanent financing of this acquisition including related issue costs, finalized in third quarter 1995, consisted of $150 million of short-term debt, $300 million of senior long-term fixed-rate debt, and $503 million of non-convertible company-obligated mandatorily redeemable preferred securities (non-convertible preferred securities). See Notes 4 and 5.

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

     The following unaudited pro forma information presents the consolidated results of operations of American General and AFC and reflects American General's 40% equity in the earnings of WNC for the first nine months of each year, as if the acquisitions had been effective at the beginning of the periods presented, after giving effect to adjustments to reflect the acquisitions and the permanent financing of the AFC acquisition.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995













Item 1.  Financial Statements (continued).

     (In millions, except share data)

                                                     Pro Forma
                                                 Nine Months Ended
                                                   September 30,
                                                  1995       1994
     Total revenues                              $4,898     $4,523
     Income before income tax expense               841        864
     Income before net dividends on
       preferred securities of
       subsidiaries                                 558        552
     Net income                                     533        531

     Net income per share                        $ 2.58     $ 2.52

     Average fully diluted shares
       outstanding (thousands)                  208,168    210,711

     Included in net income above are aftertax realized gains of $5 million and $1 million for the nine months ended September 30, 1995 and 1994, respectively.

     The above unaudited pro forma information is intended for informational purposes only and may not necessarily be indicative of American General's future results of operations.

     Pending Acquisition. On October 19, 1995, American General announced a definitive agreement to acquire Independent Insurance Group, Inc. (Independent), the holding company of Independent Life and Accident Insurance Company, for a total consideration of $362 million. Independent's shareholders may elect to receive from among cash, American General common stock, or a new issue of American General 7% mandatorily convertible preferred stock. The transaction, which is subject to approval by Independent's shareholders and requisite regulatory authorities, is expected to be completed in January 1996.

4.   Long-Term Debt.

     Corporate. In March 1995, the company issued $150 million of 7.75% senior debt due April 1, 2005. Proceeds from this issuance were used to repay short-term corporate debt. In June 1995, American General issued

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

     $150 million of 6.75% senior debt due June 15, 2005. In July 1995, American General issued $150 million of 7.5% senior debt due July 15, 2025. The proceeds from both issuances were used to refinance short-term debt related to the Franklin Life acquisition.








Item 1.  Financial Statements (continued).

     Consumer Finance. During the nine months ended September 30, 1995, American General Finance Corporation (AGFC) issued $1.5 billion of debt with interest rates ranging from 5.87% to 8.42% and maturity dates ranging from 1997 to 2005. Proceeds from all the issuances were used to refinance consumer finance debt or support the growth in finance receivables.

5. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiaries (Preferred Securities). In June and August 1995, two special purpose subsidiaries of the company completed the public offering of three issues of preferred securities totaling $752.5 million, with net proceeds of $729 million.

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

     American General may cause American General Delaware, L.L.C. to defer the payment of dividends for up to 60 months. During any such period, dividends on the convertible preferred securities would compound monthly, and American General could not declare or pay dividends on its common or preferred stock. The failure to pay dividends on the convertible preferred securities for 15 consecutive months would trigger the rights of the holders of the convertible preferred securities to convert the convertible preferred securities to American General Series A Preferred Stock. The Series A Preferred Stock would have dividend, conversion, and liquidation preference, optional redemption, and certain other terms substantially similar to the terms of the convertible preferred securities, except that the holders of the Series A Preferred Stock would have the right to elect two additional directors of American General whenever dividends are in arrears for 18 or more consecutive months and the Series A Preferred Stock would not be subject to mandatory

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

     redemption. American General has guaranteed, on a subordinated basis, to pay the redemption price and any accumulated and unpaid dividends related to the convertible preferred securities.










Item 1.  Financial Statements (continued).

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

     On August 29, 1995, American General Capital, L.L.C. issued 8,600,000 shares, or $215 million, of non-convertible preferred securities. Net proceeds of $208 million were used to refinance short-term debt related to the Franklin Life acquisition. The non-convertible preferred securities pay monthly cash dividends at an annual rate of 8.125%. This issue is subject to redemption at the option of American General Capital, L.L.C. after five years at a redemption price equal to $25 per security plus accumulated and unpaid dividends. Subject to possible extension up to August 29, 2044, the issue is mandatorily redeemable for cash on September 30, 2025.

     American General may cause American General Capital, L.L.C. to defer the payment of dividends for up to 60 months. During any such period, dividends on the non-convertible preferred securities would compound monthly, and American General could not declare or pay dividends on its common or preferred stock. The failure to pay dividends on the non-convertible preferred securities for 18 consecutive months would trigger the rights of the holders of the non-convertible preferred securities to appoint a special trustee to enforce the obligations to the holders of the non-convertible preferred securities. American General has guaranteed, on a subordinated basis, to pay the redemption price and any accumulated and unpaid dividends related to both issues of non-convertible preferred securities.

6. Derivative Financial Instruments. American General makes very limited use of derivative financial instruments to manage the cost of debt and investment transactions and does not use derivatives for speculative purposes. The company uses interest rate swap agreements and currency swap agreements to reduce its exposure to future fluctuations in interest

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

     rates and foreign currency exchange rates. The company's use of swap agreements did not have a material effect on the weighted-average borrowing rate, reported interest expense, or net investment income in the first nine months of 1995.










Item 1.  Financial Statements (continued).

     Related to Corporate Debt. In February 1995, the company entered into an interest rate swap agreement with a notional amount of $100 million as an anticipatory hedge of ten-year, fixed-rate debt. In June 1995, the company issued $150 million of such debt and terminated the interest rate swap agreement. The termination of the swap agreement resulted in settlement costs of $10.9 million, which are being deferred and recognized as an increase to interest expense over the ten-year term of the debt.

     In March 1995, the company issued $150 million of fixed-rate debt and terminated two interest rate swap agreements with a total notional amount of $150 million. Settlement costs of $.9 million are being deferred and recognized as an increase to interest expense over the ten-year term of the debt.

     In June 1995, the company entered into a forward contract to hedge interest rate risk associated with the anticipated issuance of $150 million of thirty-year, fixed-rate debt. In July 1995, the company issued such debt and settled the forward contract in cash. Settlement costs of $1.7 million are being deferred and recognized as an increase to interest expense over the thirty-year term of the debt.

     The company made cash payments to settle the swaps discussed above, because interest rates declined in mid-1995 and the related debt was issued at lower rates than anticipated.

     Related to Consumer Finance Debt. During the nine months ended September 30, 1995, AGFC entered into five interest rate swap agreements with terms of two to three years and with a total notional amount of $200 million. These swap agreements effectively convert short-term and medium-term floating-rate debt to a fixed-rate basis. At September 30, 1995, outstanding interest rate swaps totaled $590 million of notional amount, with an average fixed pay rate of 8.07% and an average floating receive rate of 5.95%.

     Related to Investment Securities. At September 30, 1995, insurance and annuity subsidiaries of the company had swap agreements related to investment securities with a total notional amount of $97 million and forward interest rate swaps, which become effective in 1995 and 1996 to

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

     hedge either duration risk or anticipated investment purchases, with a total notional amount of $44 million. The swaps in effect at September 30, 1995, included various Canadian currency swap agreements, interest rate swap agreements to receive a fixed rate and pay a floating rate or vice versa, and one combination currency/interest rate swap. None of these swaps had a material impact on unrealized gains or losses at September 30, 1995.







Item 1.  Financial Statements (continued).

7. Deferred Income Taxes. Lower market interest rates and resulting increases in bond values resulted in a deferred tax liability related to unrealized gains on fixed maturity securities of $383 million at September 30, 1995 as compared to a deferred tax asset of $351 million at December 31, 1994. The deferred tax asset at December 31, 1994 was reduced by a valuation allowance of $315 million, recorded through shareholders' equity. Due to the unrealized gains and resulting deferred tax liability at September 30, 1995, no valuation allowance was required. The elimination of the valuation allowance was recorded through shareholders' equity.

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

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

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








Item 1.  Financial Statements (continued).

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

10. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were as follows:

                                          Nine Months Ended  Quarter Ended
                                            September 30,     September 30,
                                           1995       1994    1995    1994
     Ratio of Earnings to Fixed
      Charges:
       Consolidated operations ..........   2.52      2.80    2.48    2.67
       Consolidated operations,
        corporate fixed charges only ....  6.43       8.09    6.27    7.79
       American General Finance, Inc. ...  1.65       1.93    1.45    1.92

     Ratio of Earnings to Combined
      Fixed Charges and Preferred
      Stock Dividends:
       Consolidated operations ..........  2.45       2.80    2.33    2.67
       Consolidated operations,
        corporate fixed charges and
        preferred stock dividends only ..  5.84       8.09    5.07    7.79


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

This item presents specific comments on material changes to the company's results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1994 Annual Report to Shareholders, including the Management's Discussion and Analysis on pages 16 through 25 thereof, and the company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 12 of this Quarterly Report on Form 10-Q.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                              STATEMENT OF INCOME

   Comparison of Nine Months Ended September 30, 1995 and September 30, 1994

Operating Revenues. Total revenues increased $1.1 billion, or 30%, for the nine months ended September 30, 1995 compared to the same period in 1994, primarily due to increases in premiums and other considerations, net investment income, and finance charges. The increases in premiums and other considerations of $406 million, or 45%, and in net investment income of $431 million, or 23%, are substantially due to the acquisition of Franklin Life.

Excluding Franklin Life, premiums and other considerations increased $78 million, or 9%, primarily due to the introduction of a new ordinary life insurance product and higher credit insurance premiums in the Consumer Finance segment. In addition, 1995 includes premiums of Financial Life Assurance Company of Canada (Financial Life), which was excluded from segment reporting for the first six months of 1994 and reported as held for sale.

Excluding Franklin Life, net investment income increased $100 million, or 5%, reflecting growth in invested assets of 7% (excluding the effect of SFAS 115) since September 30, 1994, partially offset by a decline in investment yield. The decline in yield largely relates to maturities of higher yielding bonds and prepayment of mortgage-backed securities, and investment of the proceeds as well as new cash flows at lower interest rates.

The $206 million, or 23%, increase in finance charges resulted from higher average finance receivables and a 53 basis point increase in yield on receivables.

Realized Investment Gains. Realized investment gains for the nine months ended September 30, 1995 included $17 million of gains due to early redemption of fixed maturity securities at the election of the issuer (calls) and $23 million of net gains from sales of real estate joint ventures and investment real estate. These gains were partially offset by $11 million of losses on the sale of fixed maturity securities and $29 million of additions to reserves for investment real estate and mortgage loans.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

In 1994, gains of $31 million on calls and $34 million from sales of real estate joint ventures, investment real estate, and equity securities were partially offset by $23 million of losses on the sale of fixed maturity securities and a $39 million increase in reserves for investment real estate and mortgage loans.

Equity in Earnings of WNC.  Revenues for 1995 include the company's 40% equity
in earnings of WNC.   This amount includes purchase accounting adjustments and
reflects a one quarter lag in reported earnings.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Other Revenues.   Other revenues  increased $30  million for  the nine  months ended September 30, 1995 compared to the same period in 1994 due to the acquisition of Franklin Life.

Insurance and Annuity Benefits. Insurance and annuity benefits increased $531 million, or 32%, for the first nine months of 1995 compared to the same period in 1994, including $398 million due to the acquisition of Franklin Life. Excluding Franklin Life, the increase primarily was due to higher total interest credited to policyholders in the Retirement Annuities and Life Insurance segments, growth in the Consumer Finance segment's insurance business, and higher death claims in 1995.

Policyholder Dividends. Dividends paid to policyholders on participating life insurance policies for the nine months ended September 30, 1995 increased $61 million compared to the same period of 1994 due to the acquisition of Franklin Life.

Operating Costs and Expenses. Operating costs and expenses increased $133 million, or 23%, for the nine months ended September 30, 1995 compared to the same period in 1994, primarily due to $65 million of operating expenses for Franklin Life and a $61 million increase in expenses related to an increase in the number of branch offices and level of finance receivables in the Consumer Finance segment.

Commission Expense. Commission expense increased $93 million, or 31%, for the first nine months of 1995 compared to the same period in 1994, of which $80 million was due to the acquisition of Franklin Life. The remaining increase relates to increased sales in the Retirement Annuities segment.

Provision for Finance Receivable Losses. The provision for finance receivable losses increased $114 million, or 78%, for the nine months ended September 30, 1995 compared to the same period in 1994, and $55 million, or 95%, for the third quarter of 1995 compared to 1994. The allowance for finance receivable losses increased $47 million during the third quarter of 1995 and $80 million since December 31, 1994. These increases reflect credit quality deterioration, particularly during third quarter 1995, including higher levels

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995

of delinquencies and net charge offs, as well as provision for future losses on the higher level of average finance receivables outstanding.

Change in Deferred Policy Acquisition Costs (DPAC) and Cost of Insurance Purchased (CIP). The change reported in the income statement represents capitalization of DPAC during the period, net of DPAC and CIP amortization. The change in DPAC and CIP increased $30 million, or 31%, for the nine months ended September 30, 1995 compared to the same period in 1994, primarily due to the acquisition of Franklin Life and additional capitalized costs related to higher Retirement Annuities segment sales.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Interest Expense. Interest expense on corporate debt increased $41 million, or 50%, for the first nine months of 1995 compared to the first nine months of 1994, due to an increase in average borrowings resulting from the initial financing of the Franklin Life acquisition and higher average short-term interest rates.

Interest expense on consumer finance debt increased $86 million, or 29%, due to higher average borrowings to support finance receivable growth and higher short-term rates, partially offset by lower average long-term borrowing cost during the first six months of 1995.

Income Tax Expense. Income tax expense in the third quarter of 1995 and the effective tax rate for both the third quarter and first nine months of 1995 were lower than the same periods of 1994 due to a non-recurring state income tax reduction of $25 million ($16 million net of federal tax effect) recognized by the Consumer Finance segment in third quarter 1995. The tax benefit primarily related to the utilization of a net operating loss carryforward resulting from the resolution of a state tax audit.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





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

                                    Nine Months Ended     Quarter Ended
                                      September 30,       September 30,
                                     1995       1994      1995     1994
(In millions)

Revenues
 Retirement Annuities ............. $1,225     $1,144    $  419   $  385
 Consumer Finance .................   1,338     1,083       458      387
 Life Insurance ...................  2,186      1,436       764      482
  Total business segments .........  4,749      3,663     1,641    1,254
 Corporate Operations
  Realized investment gains .......      8          5         5        1
  Equity in earnings of WNC .......     31          -        10        -
  Other ...........................     30         43        17       10
   Total corporate operations .....     69         48        32       11
     Total consolidated revenues .. $4,818     $3,711    $1,673   $1,265

Policyholder Account Deposits
 Retirement Annuities ............. $1,857     $1,634    $  576   $  485
 Life Insurance ...................  1,105        815       352      271
     Total deposits ............... $2,962     $2,449    $  928   $  756

Earnings
 Retirement Annuities ............. $  162     $  150    $   54   $   47
 Consumer Finance .................    177        178        55       64
 Life Insurance ...................    265        194        95       67
  Total business segments .........    604        522       204      178
 Corporate Operations
  Net interest on corporate debt ..    (82)       (56)      (26)     (19)
  Net dividends on preferred
    securities of subsidiaries ....    (10)         -        (8)       -
  Expenses not allocated to
    segments ......................    (29)       (23)      (12)      (8)
  Earnings on corporate assets ....     27         34        13        9
  Net equity in earnings of WNC ...     21          -         7        -
  Net realized investment gains ...      5          1         3       (1)
   Total corporate operations .....    (68)       (44)      (23)     (19)
     Total consolidated net income. $  536     $  478    $  181   $  159

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Annuities. Revenues for the first nine months of 1995 compared to 1994 increased $81 million, or 7%, primarily due to a 7% increase in net investment income, reflecting growth in invested assets, partially offset by a 15 basis point decrease in the average investment yield. Invested assets increased $1.6 billion (excluding the effect of SFAS 115), or 8%, from September 30, 1994 to September 30, 1995, reflecting growth in policyholder account balances. Segment earnings increased $12 million, or 8%, reflecting the growth in margin between net investment income and interest credited to policyholders.

The ratio of operating expenses to average assets decreased to .53% for the nine months ended September 30, 1995 from .55% for the same period in 1994.
The ratio of policyholder surrenders to average deferred policy reserves declined to 4.09% for the first nine months of 1995 compared to 5.22% for the same period in 1994. The decline was primarily due to a free bailout provision (surrender without charge) in first quarter 1994, a $75 million surrender of one group account in third quarter 1994, and participants seeking higher returns in equity-based investments. Customer preference for equity-based investments has continued due to strong stock market performance during 1995, resulting in a $167 million increase in variable account deposits, while fixed deposits increased $56 million in the first nine months of 1995 compared to the same period of 1994.

Consumer Finance. Segment earnings for the first nine months of 1995 decreased $1 million, or 0.5%, from the same period in 1994 and decreased $9 million, or 14%, for third quarter 1995 compared to third quarter 1994. Increased finance charge revenues, due to significant receivables growth and higher yields, and a favorable third quarter 1995 state income tax adjustment were more than offset by a higher provision for finance receivable losses, due to declining credit quality, and increased operating expenses associated with significant growth in the business during the past eighteen months.

Revenues increased $255 million, or 24%, for the nine months ended September 30, 1995 compared to the same period of 1994. Finance charges increased $206 million, or 23%, driven by a $1.0 billion growth in finance receivables, resulting from business development efforts and the opening of 154 new branch offices during the last twelve months. A 53 basis point improvement in yields, primarily in the retail sales finance and credit card portfolios, also contributed to the increase in finance charges; however, the net lending spread remained essentially unchanged at 11.0% due to higher borrowing costs. Strong insurance sales growth related to a new insurance product contributed to a $37 million, or 30%, increase in associated revenues.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

At September 30, 1995, delinquencies increased to 3.75% of receivables, compared to 3.04% at June 30, 1995 and 2.77% at September 30, 1994. Charge offs for third quarter 1995 were 3.22% of receivables, up from 2.94% for second quarter 1995 and 2.49% for third quarter 1994. In response to higher than anticipated delinquencies and charge offs experienced in third quarter 1995, the Consumer Finance segment increased the allowance for losses $47 million during third quarter 1995 to $306 million, or 3.62% of receivables, at September 30, 1995. This compares to 3.07% at June 30, 1995 and 2.86% at September 30, 1994. The additional reserve increased the allowance for losses to the high end of the segment's historic 1.2 to 1.3 range for the ratio of allowance to prior twelve months' charge offs. The third quarter 1995 provision for finance receivable losses increased $55 million, or 95%, over the same period of 1994 to $114 million. For the year-to-date period, the provision increased $114 million, or 78%, over the prior year period. The company anticipates future increases in delinquencies and charge offs due to lower credit quality associated with the substantial growth in finance receivables in mid- to late- 1994. In response, the company is adopting an action program for improving credit quality that includes raising underwriting standards and slowing receivables growth, while stressing collections and improved branch office training. Although no substantial improvement is anticipated in the fourth quarter of 1995, management believes that the impact of these corrective actions will be realized during 1996. A significant deterioration in the U.S. economic climate, which is not currently anticipated, could delay results of this corrective program.

Operating expenses increased $61 million, or 22%, for the nine months ended September 30, 1995 compared to the same period of 1994. Operating expenses for the third quarter of 1995 were $25 million, or 28%, higher than 1994. These operating expense increases were due to the expansion in the number of branches and accounts, which reflected 1,600 additional staff in 1995 to support the segment's growth and to provide collection efforts for the increased level of delinquent finance receivables. As a result, the ratio of expenses to average receivables increased to 5.35% for the first nine months of 1995 compared to 5.19% for the same period of 1994. Third quarter 1995 income tax expenses reflected a non-recurring state income tax reduction of $25 million ($16 million net of the federal tax effect) primarily related to utilization of a net operating loss carryforward resulting from the resolution of a state tax audit.

Life Insurance. The Life Insurance segment includes eight months of results of Franklin Life, acquired January 31, 1995. The acquisition increased segment revenues $689 million, deposits $260 million, and earnings $71 million in 1995.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Excluding Franklin Life, revenues for the Life Insurance segment increased $61 million, or 4%, for the nine months ended September 30, 1995 compared to 1994, primarily due to Financial Life, which was excluded from segment reporting for the first six months of 1994, and higher investment income. The increase in investment income resulted from growth in invested assets, partially offset by lower yields. Higher revenues were offset by increased insurance and annuity benefits, due in part to higher death claims in 1995, which resulted in flat segment earnings, excluding Franklin Life, for the first nine months of 1995 compared to the same period of 1994. Excluding Franklin Life, deposits increased $30 million, or 4%, due to the introduction of structured settlement annuity products in 1995 and growth in interest-sensitive life deposits, partially offset by decreases in other annuity deposits.

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

Net interest on corporate debt increased $26 million, or 45%, due to higher debt during the first half of 1995 related to the initial financing of the Franklin Life acquisition and higher short-term interest rates. Earnings on corporate assets decreased $7 million for the nine months ended September 30, 1995 compared to 1994, primarily due to earnings of companies held for sale reported in corporate operations for the first six months of 1994, and lower real estate earnings. Included in 1995 were the net dividends on preferred securities of subsidiaries issued to partially refinance short-term real estate debt and short-term debt from the Franklin Life acquisition. The company's 40% equity in the earnings of WNC, net of the company's related deferred taxes, was also included in 1995.

    Comparison of Quarters Ended September 30, 1995 and September 30, 1994

The nature of and reasons for any significant variations between the quarters ended September 30, 1995 and 1994 are the same as those discussed above for the respective nine month periods, except where otherwise noted herein.

                                 BALANCE SHEET

Effect of SFAS 115. Declines in market interest rates and resulting increases in bond values during 1995 caused a $1.6 billion increase in shareholders' equity related to fixed maturity securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," during the first nine months of 1995.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The components of the fair value adjustment to report securities in accordance with SFAS 115 at September 30, 1995 and December 31, 1994 were as follows:

                                   September 30,  December 31,
                                       1995           1994         Change
(In millions)

Fair value adjustment to fixed
  maturity securities                 $ 1,627       $(1,387)      $ 3,014
Adjusted by:
  Increase (decrease) in DPAC/CIP        (609)          401        (1,010)
  Decrease (increase) in deferred
    federal income taxes                 (383)          351          (734)
  Valuation allowance on deferred
    tax asset                               -          (315)          315
Equity in WNC's unrealized gains           62             -            62
Net unrealized gains (losses) on
  fixed maturity securities               697          (950)        1,647
Net unrealized gains on equity
  securities                               35            15            20
     Net unrealized gains (losses)
       on securities                  $   732       $  (935)      $ 1,667

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

Assets. At September 30, 1995, consolidated assets of $60 billion were distributed as follows: 70% in investments, principally supporting insurance and annuity liabilities, 14% in net finance receivables, 5% in intangible assets, and 11% in other assets.

     Investments. From December 31, 1994 to September 30, 1995, investments increased $6.1 billion due to the acquisition of Franklin Life and $3 billion due to the effect of SFAS 115. For more information on the investment portfolio at September 30, 1995, see "INVESTMENTS" beginning on page 22.

     Finance Receivables. Net finance receivables increased $445 million, or 6%, from December 31, 1994 to September 30, 1995, primarily due to growth from business development efforts and branch expansion in the Consumer

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Finance segment and a $50 million block purchase of credit card accounts in the quarter ended September 30, 1995. This growth is net of a $100 million sale of credit card and private label finance receivables through securitization, completed in second quarter 1995.

     Deferred Policy Acquisition Costs (DPAC). The $647 million decrease in DPAC was primarily due to an $801 million decline due to the effect of SFAS 115 at September 30, 1995 compared to December 31, 1994 (see "Effect of SFAS 115" on page 19) and amortization of DPAC, partially offset by deferral of acquisition costs.

     Cost of Insurance Purchased (CIP). The $445 million increase in CIP was due to the acquisition of Franklin Life, net of a $209 million decrease due to the effect of SFAS 115.

     Other Assets. The $464 million increase in other assets was primarily due to the acquisition of Franklin Life, the establishment of an IRS tax bond to minimize the accrual of interest on disputed assessments, and an increase in accrued investment income.

     Separate Account Assets and Liabilities. The $1.8 billion increase in assets and liabilities related to Separate Accounts from December 31, 1994 to September 30, 1995 reflects increased sales of variable annuity products, primarily in the Retirement Annuities segment, the transfer of a $218 million group account from fixed to variable, and $135 million due to the acquisition of Franklin Life.

Liabilities and Equity. At September 30, 1995, consolidated liabilities and equity were distributed as follows: 62% in insurance and annuity liabilities, 13% in consumer finance debt, 11% in equity (including redeemable equity), 3% in corporate debt, and 11% in other liabilities.

     Insurance and Annuity Liabilities. The $7.8 billion increase in insurance and annuity liabilities from December 31, 1994 to September 30, 1995 was primarily due to the acquisition of Franklin Life, which added $6.1 billion of insurance reserves, as well as fixed annuity deposits and interest credited in the Retirement Annuities segment.

     Corporate Debt. Corporate debt increased $78 million from December 31, 1994 to September 30, 1995 primarily due to a $920 million increase in short-term debt to finance the Franklin Life acquisition. This increase was partially offset by the issuance of $753 million of preferred securities, of which $503 million was used to refinance a portion of the Franklin Life short-term acquisition debt and $250 million was used to refinance short-term real estate debt.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     As a result of the Franklin Life acquisition and subsequent financing activities, the ratio of corporate debt (including real estate debt) to corporate capital (excluding the effect of SFAS 115) was 25.6% at September 30, 1995, compared to 29.5% at June 30, 1995, 37.2% at March 31, 1995, and 29.2% at December 31, 1994. Management expects to maintain the ratio at or below its current level through year-end 1995.

     Consumer Finance Debt. Consumer finance debt increased $478 million from December 31, 1994 to September 30, 1995, to support the growth in finance receivables.

     Income Tax Liabilities. The liability for income taxes increased $448 million from December 31, 1994 to September 30, 1995, primarily due to the change in the effect of SFAS 115, partially offset by the elimination of a valuation allowance on deferred tax assets at December 31, 1994. There was no SFAS 115-related deferred tax asset, and therefore no valuation allowance, at September 30, 1995 due to the reversal in the effect of SFAS 115 from an unrealized loss at December 31, 1994 to an unrealized gain at September 30, 1995.

     Other Liabilities.   Other  liabilities increased $316  million primarily
     due to the acquisition of Franklin Life and increases in amounts due to brokers for investment transactions.

     Redeemable Equity. Redeemable equity increased from $47 million at December 31, 1994 to $743 million at September 30, 1995, primarily due to the net proceeds from the issuances of $250 million of convertible preferred securities on June 1, 1995, and $287.5 million and $215 million of non-convertible preferred securities on June 5, 1995 and August 29, 1995, respectively.

     Shareholders' Equity. Shareholders' equity increased from $3.5 billion at December 31, 1994 to $5.5 billion at September 30, 1995, primarily due to the $1.7 billion increase in net unrealized gains. Due to the requirements of SFAS 115, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of securities (see "Effect of SFAS 115" on page 19).

                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and investment real estate, which are discussed below. The company reviews invested assets on a regular basis and records write-downs for declines in fair value below cost that are considered other than temporary.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed Maturity Securities. Fixed maturity securities represented 86% of invested assets at September 30, 1995. Fixed maturity securities are carried at fair value in accordance with SFAS 115 (see "Effect of SFAS 115" on page
19). Information regarding the fixed maturity securities portfolio at September 30, 1995, which included bonds and redeemable preferred stocks, was as follows:

                                                        Average Credit
(In millions)                 Fair Value       %            Rating

Mortgage-backed                 $11,505        32%            AAA
Other investment grade           23,116        64             A
Below investment grade            1,295         4             BB-
  Total fixed maturities        $35,916       100%            AA-

Collateralized mortgage obligations (CMOs) are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. CMOs represented 91% and 92% of mortgage-backed securities at September 30, 1995 and December 31, 1994, respectively.

At December 31, 1994, below investment grade fixed maturity securities, those rated below BBB-, were $886 million, or 3%, of total fixed maturity securities. The $409 million increase from December 31, 1994 to September 30, 1995 was primarily due to the purchase of $390 million of below investment grade fixed maturity securities during the first nine months of 1995 and the acquisition of Franklin Life, partially offset by sales of $245 million of such securities. Net income from below investment grade fixed maturity securities, including realized investment gains and losses, was $57 million and $40 million for the first nine months of 1995 and 1994, respectively.

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, were $25 million at September 30, 1995 compared to $50 million at December 31, 1994. These securities represented .1% and .2% of total fixed maturity securities at September 30, 1995 and December 31, 1994, respectively.

Mortgage Loans. Mortgage loans on real estate totaled 7.5% of invested assets at September 30, 1995. Information regarding the mortgage loan portfolio at September 30, 1995 was as follows:

                                  Book        Non-Performing Loans
(In millions)                     Value         Amount        %

Commercial                       $3,142          $199        6.3%
Residential                          73             4        5.4%
Allowance for losses                (89)          (41)
  Total mortgage loans           $3,126          $162

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-performing (impaired) mortgage loans include loans delinquent 60 days or more and commercial loans that have been restructured. These loans represented 6.3% of total commercial loans at September 30, 1995, compared to 5.8% at December 31, 1994. The increase resulted primarily from watch list loans becoming non-performing in second quarter 1995.

At September 30, 1995, $247 million of performing commercial mortgage loans were included on the company's watch list because they were either delinquent 30-59 days, the borrower was in bankruptcy, or the loan was determined to be under-collateralized. This amount compares to $239 million at year-end 1994. The increase in the watch list amount was primarily due to additions of under-collateralized loans resulting from the Franklin Life acquisition and a $30 million loan which was 30 days delinquent at September 30, 1995. This increase was partially offset by the deletion of loans that became impaired or were reinstated, refinanced, or repaid during the period. The company does not anticipate a significant effect on operations, liquidity, or capital from loans on the watch list.

Investment  Real  Estate.   Investment real  estate  totaled 1.3%  of invested
assets  at September 30,  1995, compared to  1.8% at  December 31, 1994.   The
breakdown of investment real estate was as follows:

(In millions)                         September 30,     December 31,
                                          1995              1994

Land development projects                $  609           $  613
American General Center, Houston            117              120
Income-producing real estate                 58               96
Foreclosed real estate                       48               56
Allowance for losses                       (287)            (321)
  Total investment real estate           $  545           $  564

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

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Cash Flows of the Parent Company. Net operating cash flows generated by the parent company were $153 million and $430 million for the nine months ended September 30, 1995 and 1994, respectively. The decrease related primarily to lower dividends paid by operating subsidiaries. In addition, AGC Life, a subsidiary of American General, retained $117 million of the dividends paid by the operating subsidiaries in 1995. Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used to fund interest obligations, dividends to shareholders, and to buy back common stock. The company's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations.

During the first nine months of 1995, the companies in the Life Insurance and Retirement Annuities segments paid cash dividends of $213 million to AGC Life of which $117 million reduced intercompany borrowings and $96 million was paid to American General. During the first nine months of 1994, the Life Insurance and Retirement Annuities segments paid $367 million of dividends to American General, including a $90 million dividend resulting from the sale of a subsidiary in August 1994. Cash dividends paid to American General by the Consumer Finance segment totaled $113 million in the first nine months of 1995, compared to $126 million for the same period of 1994, which included $48 million of dividends accrued in 1993.

Segment Cash Flows. Net cash flows generated by the Life Insurance and Retirement Annuities segments in the first nine months of 1995 included $1.1 billion provided by operating activities and $967 million provided by the increase in fixed policyholder account deposits, net of withdrawals. This compared to $876 million and $891 million, respectively, during the first nine months of 1994. The $260 million increase in cash provided by operating activities was primarily due to cash flows of Franklin Life, and a $31 million tax refund in 1995 from the 1994 capital gains offset program and a $32 million tax payment in first quarter 1994, both in the Retirement Annuities segment. The increase in fixed policyholder account deposits, net of withdrawals,  was  primarily  due  to  increased  flow  premiums  and  capital transfers in  the Retirement  Annuities  segment, and  deposits from  Franklin
Life. Variable account deposits net of withdrawals related to Separate Accounts, which are not included in the consolidated statement of cash flows, increased to $846 million in the first nine months of 1995 from $550 million in the same period of 1994.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The Consumer Finance segment's operating cash flows were $492 million during the first nine months of 1995, compared to $385 million during the first nine months of 1994. This increase is due to the revenues generated by the $1 billion, or 14%, growth in finance receivables during the twelve months ended September 30, 1995.

Consolidated Operating Activities. Net cash flows from operating activities on a consolidated basis increased $370 million in the first nine months of 1995 compared to the same period in 1994, primarily due to the increases in segment operating cash flows.

Investing  Activities.   The  source  of  cash  flow  from  investment  calls,
maturities, and sales was as follows:
                                             Nine Months Ended
(In millions)                                  September 30,
                                             1995         1994
Fixed maturity securities
 Sales                                      $2,087       $  895
 Calls                                         667          686
 Repayments of mortgage-backed securities      454        1,642
 Maturities                                    290          245
Mortgage loans                                 229          300
Equity securities                              123           25
Other                                          176          163
  Total                                     $4,026       $3,956

Repayments of mortgage-backed securities in 1994 were unusually high due to the low interest rate environment in the first half of 1994.

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and to provide an additional source of cash for operating requirements. On June 9, 1995, American General reduced unsecured committed bank credit facilities by $1 billion. This reduction reflected the lower commercial paper outstanding due to the net proceeds from issuances and expected issuances of preferred securities and long-term debt, which totaled $752.5 million and $300 million, respectively, through September 30, 1995. At September 30, 1995, committed credit facilities totaled $3.3 billion; there were no outstanding borrowings under these facilities. Effective October 2, 1995, the company completed the resyndication of two credit facilities totaling $2.4 billion, reducing the total committed credit facilities to $2.9 billion.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Form S-3 Shelf Registration. In May 1995, a Form S-3 shelf registration statement filed with the Securities and Exchange Commission by the company and certain subsidiaries to register $1.25 billion of debt and equity securities became effective. As of November 13, 1995, the company and certain subsidiaries have issued a total of $1.05 billion of debt and preferred securities under this shelf registration.

                                 OTHER FACTORS

Environmental. American General's principal exposure to environmental regulations arises from its ownership of investment real estate. Probable costs related to environmental clean-up are estimated to be $1 million, and appropriate liabilities have been recorded to reflect these costs. The company is continuing to review these costs, as well as the cost of compliance with federal, state, and local environmental laws and regulations.

Guaranty Associations. The company's life insurance and annuity subsidiaries were assessed $14.9 million by state guaranty associations during the first nine months of 1995, of which $7.2 million had been accrued at December 31, 1994. Assessments during the first nine months of 1994 were $9.7 million, of which $4.8 million was accrued at December 31, 1993. The assessments for 1995 and 1994 were offset by $4.8 million and $3.6 million, respectively, considered recoverable against future premium taxes. At September 30, 1995, the accrued liability for anticipated unrecoverable assessments was $18 million, compared to $21 million at December 31, 1994.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





                          PART II.  OTHER INFORMATION

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

Item 5.  Other Information.

The company's common stock buyback program was suspended and there were no company purchases of shares in the nine months ended September 30, 1995. In October 1995, the company resumed the program and purchased 387,600 shares for $12.5 million through November 10, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12     Computation  of Ratio of  Earnings to Fixed
                    Charges and Ratio  of Earnings to  Combined
                    Fixed Charges and Preferred Stock
                    Dividends.

     Exhibit 27     Financial Data Schedule.

b.   Reports on Form 8-K.

     1) Current Report on Form 8-K dated July 14, 1995, with respect to the authorization of the issuance by the company in an underwritten public offering of $150 million aggregate principal amount of 7 1/2% Notes Due 2025.

     2) Current Report on Form 8-K dated August 23, 1995, with respect to the pro forma financial statements of the company including the acquisition of AFC as of and for the six months ended June 30, 1995, and for the year ended December 31, 1994.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





                    PART II.  OTHER INFORMATION (continued)


     3) Current Report on Form 8-K dated August 24, 1995, with respect to the authorization of the issuance by American General Capital, L.L.C. in a public offering of up to 9.2 million shares of 8 1/8% Cumulative Monthly Income Preferred Securities, Series B.

     4) Current Report on Form 8-K dated October 20, 1995, with respect to the signing of a definitive agreement under which American General will acquire Independent for a total consideration of $362 million, or $27.50 per share, subject to approval by Independent's shareholders and requisite regulatory authorities.

     5) Current Report on Form 8-K dated October 26, 1995, with respect to the issuance of a news release announcing the adoption by the company's board of directors of a plan of succession for the Office of the Chairman.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  November 13, 1995

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1995





                                 EXHIBIT INDEX



   Exhibit

     11             Computation of Earnings per Share.

     12             Computation of  Ratio of Earnings  to Fixed
                    Charges  and Ratio of  Earnings to Combined
                    Fixed Charges and Preferred Stock
                    Dividends.

     27             Financial Data Schedule.