Form 10-K405
period 1995-12-31
AMERICAN GENERAL CORP /TX/
filed 1996-03-20
CIK 5103

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM .................... TO ....................

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

          Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                  ON WHICH REGISTERED
-------------------------------     -----------------------------
 Common Stock, Par Value $.50       {   New York Stock Exchange
                                    {   Pacific Stock Exchange

Preferred Share Purchase Rights     {   New York Stock Exchange
   (One right is attached to        {   Pacific Stock Exchange
  each share of Common Stock)       {

7% Convertible Preferred Stock,     {   New York Stock Exchange
       Par Value $1.50              {

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No
                                           ---        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value based on published prices as of March 1, 1996 of American General's voting stock held by non-affiliates was approximately $7.6 billion. As of March 1, 1996, there were 207,603,245 shares of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                       PART OF THE FORM 10-K
                                     DOCUMENT                                         INTO WHICH INCORPORATED
                                     --------                                         ------------------------
Portions of American General's 1995 Annual Report to Shareholders                       Parts I and II
Portions of American General's definitive Proxy Statement dated March 19, 1996, for
the Annual Meeting of Shareholders to be held April 25, 1996                            Parts I and III

                                 1995 FORM 10-K

--------------------------------------------------------------------------------
PART I

ITEM 1. BUSINESS

GENERAL

   American General Corporation (American General or the company) is the parent company of one of the nation's largest diversified financial services organizations. American General's operating subsidiaries are leading providers of retirement annuities, consumer loans, and life insurance. The company was incorporated as a general business corporation in Texas in 1980 and is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

   Much of the information provided in response to this Item 1 is incorporated herein by reference to selected portions of American General's 1995 Annual Report to Shareholders (ARS). Appropriate references to such incorporated information are specified throughout the text of this Item 1. Portions of American General's 1995 ARS are provided as Exhibit 13 to this Form 10-K.

   ACQUISITIONS AND DIVESTITURES. American General continued its corporate development efforts during 1995. On January 31, 1995, the company acquired American Franklin Company (AFC), the holding company of The Franklin Life Insurance Company (Franklin Life), for $1.17 billion. The purchase price consisted of $920 million paid in cash at closing and a $250 million cash dividend paid by AFC to its former parent prior to closing. On October 19, 1995, the company announced a definitive agreement to acquire Independent Insurance Group, Inc. (Independent) for total consideration of $362 million.

     On February 29, 1996, the company completed the Independent acquisition. Prior to closing, Independent shareholders could elect to exchange each share of Independent stock for $27.50 in cash, .7480 share of American General common stock, or .7480 share of American General 7% mandatorily convertible preferred stock. The exchange ratio was based on $36.7625, the average market price of American General common stock during the ten trading days ending on and including the fifth trading day prior to closing. The consideration at closing was as follows: 1) $139 million of cash (38%), 2) 3.7 million shares of common stock (38%), and 3) 2.3 million shares of preferred stock (24%). Holders of the preferred stock are entitled to receive annual cumulative dividends of 7% and have the right to vote, together with holders of American General common stock, on the basis of four-fifths of one vote for each share of preferred stock. The preferred stock is non-callable for four years, and each share is mandatorily convertible into not more than one share of American General common stock during the fifth year.

   Additional information regarding acquisition and divestiture activities is incorporated herein by reference to the section "Acquisitions and Divestitures" on page 16 of Management's Discussion and Analysis (MD&A) and Note 2 of Notes to Financial Statements in American General's 1995 ARS.

   BUSINESS SEGMENTS. American General's operations are classified into the following three business segments: Retirement Annuities, Consumer Finance, and Life Insurance. A description of each business segment, including principal products, methods of distribution, and principal markets, is incorporated herein by reference to Note 1.1 of Notes to Financial Statements in American General's 1995 ARS. Financial information for each business segment is incorporated herein by reference to the section "Business Segments" on pages 16-18 and the sections "Asset/Liability Management," "Capital Requirements," and "Liquidity" on pages 21-24 of MD&A and Note 1.2 of Notes to Financial Statements in American General's 1995 ARS, and to Schedule III of Item 14 of this Form 10-K.

   EMPLOYEES. As of December 31, 1995, American General and its subsidiaries employed approximately 15,300 full-time salaried employees, compared to 12,900 at year-end 1994. This increase is principally due to growth in the Consumer Finance segment and the acquisition of Franklin Life.

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

                                                         [AMERICAN GENERAL LOGO]

   INSURANCE SALES AND IN FORCE. The following table summarizes the face amounts of life insurance sales and life insurance in force for the company's insurance subsidiaries for the past three years:

In millions                       1995(a)        1994(b)         1993
-----------------------------------------------------------------------
Individual life insurance
  sales
 Permanent (non-participating)
  Interest-sensitive            $   9,231      $   8,046      $   9,941
  Guaranteed-cost                   3,249          2,739          3,681
 Term                              10,831          6,200          6,728
 Permanent (participating)          1,749              7              9
Group life insurance sales            921            496          1,406
Credit life insurance sales         4,753          3,483          2,941
-----------------------------------------------------------------------
    Total                          30,734         20,971         24,706
Reinsurance assumed                (2,876)          (394)        (2,043)
-----------------------------------------------------------------------
    Total, excluding
     reinsurance assumed(c)     $  27,858      $  20,577      $  22,663
-----------------------------------------------------------------------
Individual life insurance in force
(at December 31)
 Permanent (non-participating)
  Interest-sensitive            $  56,540      $  48,415      $  44,660
  Guaranteed-cost                  24,325         24,207         24,897
 Term                              40,903         23,405         22,366
 Permanent (participating)         17,172            842            851
Group life insurance in
  force                             5,669          4,983          5,073
Credit life insurance in
  force                             4,575          2,899          2,548
-----------------------------------------------------------------------
    Total(d)                    $ 149,184      $ 104,751      $ 100,395
-----------------------------------------------------------------------

(a) Includes Franklin Life from January 31, 1995.
(b) Excludes life insurance company sold in 1994.
(c) Before deductions for reinsurance ceded.
(d) Includes reinsurance assumed before deductions for reinsurance ceded.

   INSURANCE DEPOSITS AND PREMIUMS. The following table lists deposits and premiums and other considerations of the company's insurance and annuity subsidiaries for the past three years:

In millions                            1995(a)      1994        1993
-----------------------------------------------------------------------
Deposits(b)                             $ 3,978     $ 3,375     $ 3,125
-----------------------------------------------------------------------
Direct premiums and other
 considerations
  Individual life premiums              $   991     $   606     $   652
  Insurance charges                         409         357         319
  Individual health premiums                160         148         148
  Other                                     288         143         143
-----------------------------------------------------------------------
   Total direct premiums
    and other considerations              1,848       1,254       1,262
-----------------------------------------------------------------------
Reinsurance premiums assumed                104          52          38
Reinsurance premiums ceded                 (199)        (96)        (48)
-----------------------------------------------------------------------
   Premiums and other
    considerations                      $ 1,753     $ 1,210     $ 1,252
-----------------------------------------------------------------------

(a) Includes Franklin Life from January 31, 1995.
(b) Represents premiums received for interest-sensitive and certain participating life insurance and annuity products.

INVESTMENTS

   Information regarding investments is incorporated here-in by reference to the sections "Investments" and "Asset/Liability Management" on pages 18-22 of MD&A and Notes 3.2 and 5 of Notes to Financial Statements in American General's 1995 ARS, and to Schedule I of Item 14 of this Form 10-K.

INSURANCE AND ANNUITY RESERVING METHODS

   Individual life insurance reserves are based on assumptions similar to those used to establish premium rates. Further information regarding reserving methods is incorporated herein by reference to Note 3.8 of Notes to Financial Statements in American General's 1995 ARS.

REINSURANCE

   Information regarding reinsurance is incorporated herein by reference to Note
3.11 of Notes to Financial Statements in American General's 1995 ARS, and to
Schedule IV of Item 14 of this Form 10-K.

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

   CONSUMER FINANCE PRODUCTS. Pricing of consumer finance products is influenced by such factors as cost of borrowed funds, credit risk, competition, and the expense of operations. In addition, pricing is affected by state regulation of interest rates based on contractual terms and loan amounts, charges for individual loans, and insurance premium rates.

COMPETITION

   The business of the company's subsidiaries is highly competitive with other financial institutions and mutual fund companies with respect to pricing, selection of products, and quality of service. No single competitor nor any small group of competitors dominates any of the markets in which the company's subsidiaries operate. Additional information is incorporated herein by reference to the section "Competition" on page 25 of MD&A in American General's 1995 ARS.

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

REGULATION

   INSURANCE. American General's insurance subsidiaries are subject to state regulation in the jurisdictions in which they do business. Information concerning regulatory compliance is incorporated herein by reference to the sections "Solvency Regulation" and "Market Conduct" on page 25 of MD&A in American General's 1995 ARS. Information regarding statutory accounting practices is incorporated herein by reference to Note 16 of Notes to Financial Statements in American General's 1995 ARS.

   Most states also regulate affiliated groups such as American General and its subsidiaries under insurance holding company laws. Additional information regarding dividend restrictions is incorporated herein by reference to Note 19.1 of Notes to Financial Statements in American General's 1995 ARS.

   Discussion of state guaranty associations is incorporated herein by reference to the section "Guaranty Associations" on page 25 of MD&A and Note 9 of Notes to Financial Statements in American General's 1995 ARS.

   CONSUMER FINANCE. The company's consumer finance subsidiaries are subject to various types of federal regulation including the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth In Lending Act, certain Federal Trade Commission rules, and state laws that regulate the consumer loan and retail sales finance businesses. In addition, the company's thrift subsidiary, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and reporting requirements of the Federal Deposit Insurance Corporation and is subject to regulatory codes in the state of Utah.

   OTHER. Discussion of certain other regulatory factors is incorporated herein by reference to the sections "Taxation" and "Environmental" on page 25 of MD&A in American General's 1995 ARS.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information as of March 1, 1996 regarding the 15 executive officers of American General is as follows:

                               Present Principal Position with American General and
Name and Age                   Other Material Positions Held during Last Five Years
--------------------------------------------------------------------------------------------------------------------------
HAROLD S. HOOK (64)            Chairman and Chief Executive Officer (since 1978) and Director (since 1972), American
                               General Corporation.

ROBERT M. DEVLIN (55)          President (since 1995), Director (since 1993), and Vice Chairman (1993-95), American
                               General Corporation; President and Chief Executive Officer (1986-93), American General Life
                               Insurance Company, Houston, Texas, a subsidiary of American General Corporation.

JON P. NEWTON (54)             Vice Chairman and General Counsel, and Director (since 1995), and Senior Vice President and
                               General Counsel (1993-95), American General Corporation. Partner (1985-93), Clark, Thomas,
                               Winters & Newton, Austin, Texas.

MICHAEL G. ATNIP (47)          Senior Vice President (since 1994) and Senior Vice President - Operations Support (since
                               1995), American General Corporation; with American General during the remainder of last five years in various other capacities including Senior Vice President - Insurance and
                               Administration (1991-93) and Senior Vice President (1989-91), American General Finance,
                               Inc., Evansville, Indiana, a subsidiary of American General Corporation.

STEPHEN D. BICKEL (56)         Chairman (since 1994) and Chief Executive Officer (since 1988), The Variable Annuity Life
                               Insurance Company, Houston, Texas, a subsidiary of American General Corporation; President
                               (1988-94), The Variable Annuity Life Insurance Company.

ROBERT S. CAUTHEN JR. (51)     President and Chief Executive Officer (since 1993), American General Life Insurance
                               Company, Houston, Texas, a subsidiary of American General Corporation; Senior Vice
                               President and Chief Marketing Officer (1991-93), American General Life Insurance Company.
                               Chairman and Chief Operating Officer (1990-91), First Financial Resources, Valley Forge,
                               Pennsylvania.

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

                                                         [AMERICAN GENERAL LOGO]

                                                  Present Principal Position with American General and
         Name and Age                             Other Material Positions Held during Last Five Years
--------------------------------------------------------------------------------------------------------------------------
JAMES S. D'AGOSTINO JR. (49)   Chairman (since 1995) and Chief Executive Officer (since 1993), American General Life and
                               Accident Insurance Company, Nashville, Tennessee, a subsidiary of American General
                               Corporation; President (1993-95), American General Life and Accident Insurance Company;
                               with American General Corporation during the remainder of last five years in various other capacities including Executive Vice President - Administration (1993), Senior Vice
                               President - Administration (1991-93), and Senior Vice President - Investor Relations
                               (1990-91).

FREDERICK W. GEISSINGER (50)   President and Chief Executive Officer (since 1995), American General Finance, Inc.,
                               Evansville, Indiana, a subsidiary of American General Corporation; President and Chief
                               Executive Officer (1994-95), American General Land Development, Inc., Houston, Texas, a
                               subsidiary of American General Corporation. Independent Consultant (1992-94), New York, New
                               York. Executive Vice President (1990-92), Daiwa Securities America, New York, New York.

ROBERT J. GIBBONS (53)         President and Chief Executive Officer (since 1995), The Franklin Life Insurance Company,
                               Springfield, Illinois, a subsidiary of American General Corporation; President and Chief
                               Executive Officer (1994-95), American General Life Insurance Company of New York, Syracuse,
                               New York, a subsidiary of American General Corporation. Vice President (1993-94), Chemical
                               Insurance Agency, New York, New York. Senior Vice President (1989-93), The Equitable Life
                               Assurance Society of the United States, New York, New York.

ALBERT E. HAINES (51)          Senior Vice President - Administration (since January 1996), American General Corporation.
                               President (1992-January 1996), Chamber of Commerce, The Greater Houston Partnership,
                               Houston, Texas. Chief Administrative Officer and Director of Finance (1989-92), City of
                               Houston, Texas.

JOE KELLEY (48)                President (since 1995), American General Life and Accident Insurance Company, Nashville,
                               Tennessee, a subsidiary of American General Corporation; Senior Vice President and Chief
                               Marketing Officer (1994-95), American General Life Insurance Company, Houston, Texas, a
                               subsidiary of American General Corporation. Senior Vice President (1992-94), Prudential
                               Preferred Financial Services, Houston, Texas. Chief Marketing Officer (1990-92), The
                               Prudential Insurance Company, Newark, New Jersey.

NICHOLAS R. RASMUSSEN (49)     Senior Vice President (since 1983) and Senior Vice President - Corporate Development (since
                               1993), and Senior Vice President - Group Executive (1990-93), American General Corporation.

PETER V. TUTERS (43)           Senior Vice President (since 1992) and Chief Investment Officer (since 1993), American
                               General Corporation. Vice President (1986-92), Crown Life Insurance Company, Toronto,
                               Ontario, Canada.

THOMAS L. WEST JR. (58)        President (since 1994), The Variable Annuity Life Insurance Company, Houston, Texas, a
                               subsidiary of American General Corporation. Senior Vice President, Annuity Operations
                               (1991-94), Aetna Life & Casualty Company, Hartford, Connecticut.

AUSTIN P. YOUNG (55)           Senior Vice President (since 1987), Chief Financial Officer (since 1988), and Treasurer
                               (1990-91), American General Corporation.

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

ITEM 2. PROPERTIES

   American General's corporate headquarters is located in the American General Center, a complex of office buildings on a 45-acre tract near downtown Houston. American General or its subsidiaries either own or lease pursuant to a sale-leaseback arrangement all of the buildings in the complex. In addition, American General or its subsidiaries own all of the underlying land, except for a five-acre parcel that is leased pursuant to a long-term agreement. American General and its subsidiaries occupy approximately 45% of the total office space available in the American General Center.

   American General's subsidiaries also own various other properties, including properties held for investment, branch office buildings, and the home office buildings of American General Finance, Inc. in Evansville, Indiana; Franklin Life in Springfield, Illinois; and The Independent Life and Accident Insurance Company in Jacksonville, Florida. Portions of certain of these buildings are rented to unaffiliated third parties. The home office building of American General Life and Accident Insurance Company was sold in 1994, and construction of a new building in Nashville, Tennessee is expected to be completed in late 1996.

ITEM 3. LEGAL PROCEEDINGS

   AVIA V. AMERICAN GENERAL REALTY. Two real estate subsidiaries of the company were defendants in a lawsuit, Avia Development Group et al. v. American General Realty Investment Corp., et al. (filed in the 61st District Court of Harris County, Texas, September 23, 1991), that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. On January 29, 1996, the Texas First Court of Appeals rendered a two-to-one decision that affirmed the trial court judgment. The company intends to vigorously contest the matter through the appellate process. Although substantial risks and uncertainties remain with respect to the ultimate outcome, legal counsel has advised the company that it is not probable within the meaning of Statement of Financial Accounting Standards (SFAS) 5, "Accounting for Contingencies," that the company will ultimately incur a material liability in connection with this matter. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

   GULF LIFE V. IRS. In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. On June 30, 1993, a suit for refund was filed in the United States Court of Federal Claims (Gulf Life Insurance Co. v. United States, C.A. No. 93-404T). On February 7, 1996, the court ruled in favor of the company on all legal issues related to this contingency. The company does not yet know whether the IRS will appeal this decision; however, the company intends to pursue a full refund of the amounts paid. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

                                                        [AMERICAN GENERAL LOGO]


   CALIFORNIA V. OCHOA. In March 1994, two subsidiaries of the company were named as defendants in a lawsuit, The People of the State of California (California) v. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc. and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California is seeking injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of the company, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs.

   PEBBLE CREEK. Various violations of operating permits held by Pebble Creek Service Corporation (Pebble Creek), an indirect wholly-owned subsidiary of the company, are currently being addressed by Pebble Creek with the United States Environmental Protection Agency (EPA), the Florida Department of Environmental Protection, and the Environmental Protection Commission of Hillsborough County, Florida. These violations include inaccurate reporting of test results by a former plant operator and violations of effluent parameters in connection with its wastewater treatment plant. In May 1994, Pebble Creek attended a meeting to show cause why the EPA should not initiate enforcement proceedings against Pebble Creek. Pebble Creek has not yet been made aware of the EPA's decision. The company believes that penalties in excess of $100,000 could be assessed against Pebble Creek.

   The company believes that the total amounts that would ultimately be paid, if any, arising from the environmental claims discussed in the two preceding paragraphs would have no material effect on the company's consolidated results of operations and financial position.

   OTHER. American General and certain of its subsidiaries are defendants in various other lawsuits and proceedings arising in the normal course of business. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. In light of the uncertainties inherent in any litigation, no assurances can be given as to the ultimate outcome of these lawsuits and proceedings. However, American General and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during fourth quarter 1995.

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

   The quarterly high and low market prices of American General's common stock as quoted by the New York Stock Exchange, the number of shareholders of record of common stock, and restrictions on retained earnings for the payment of dividends are incorporated herein by reference to Notes 20, 13.1, and 19.1, respectively, of Notes to Financial Statements in American General's 1995 ARS.
   The quarterly cash dividends paid on common stock are incorporated herein by reference to Note 20 of Notes to Financial Statements in American General's 1995 ARS.

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

                                                                           Years Ended December 31,
                                                         ------------------------------------------------------------
In millions, except per share data                       1995(a)        1994         1993         1992         1991
---------------------------------------------------------------------------------------------------------------------
Revenues                                                 $  6,495     $  4,841     $  4,829     $  4,602     $  4,395
Income before cumulative effect of accounting changes         545(b)       513(c)       250(d)       533          480
Income per common share before cumulative effect of
 accounting changes                                          2.64(b)      2.45(c)      1.15(d)      2.45         2.13
Assets                                                     61,153(e)    46,295(e)    43,982(e)    39,742       36,105
Debt
 Corporate                                                  1,723        1,836        1,686        1,987        1,981
 Consumer Finance                                           7,470        7,090        5,843        5,484        5,243
Redeemable equity                                             729(f)        47            -            -            -
Shareholders' equity                                        5,801(e)     3,457(e)     5,137(e)     4,616        4,329
Cash dividends declared per common share                     1.24         1.16         1.10         1.04         1.00
------------------

(a) Includes Franklin Life from January 31, 1995.
(b) Includes aftertax charge of $140 million ($.67 per share) for an increase in the allowance for finance receivable losses in fourth quarter 1995.
(c) 1994 includes realized investment losses of $114 million ($.55 per share). Realized investment gains for 1995, 1993, 1992, and 1991 were immaterial.
(d) Includes $300 million ($1.39 per share) write-down of goodwill and $30 million ($.14 per share) tax rate related adjustment. Additional information is incorporated herein by reference to the section "Acquisition-Related Goodwill" on page 24 of MD&A and Note 11.2 of Notes to Financial Statements in American General's 1995 ARS.
(e) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Fair Value of Securities" on pages 18-19 of MD&A in American General's 1995 ARS.
(f) Includes $244 million of convertible and $485 million of non-convertible preferred securities of subsidiaries issued in 1995. Additional information is incorporated herein by reference to Note 12.1 of Notes to Financial Statements in American General's 1995 ARS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" on pages 16-25 in American General's 1995 ARS.

ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

   Financial statements and supplementary data are incorporated herein by reference to pages 26-44 in American General's 1995 ARS.

   The ratios of earnings to fixed charges are incorporated herein by reference to Exhibit 12 of Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

PART III                                                 [AMERICAN GENERAL LOGO]

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing in the section "Election of Directors" in American General's definitive Proxy Statement dated March 19, 1996 (1996 Proxy Statement), is incorporated herein by reference. Information regarding the 12 executive officers of American General who are not standing for election to the board of directors of American General is included in Part I, Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing in the sections "Governance of the Company" and "Compensation of Executive Officers" in American General's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing in the sections "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in American General's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing in the section "Certain Relationships and Transactions" in American General's 1996 Proxy Statement is incorporated herein by reference.

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

                                                                                         Page Reference
                                                                                --------------------------------
                                                                                                       1995
                                                                                Form 10-K          Annual Report
----------------------------------------------------------------------------------------------------------------
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

   3. Exhibits

                                                                                     Filed Herewith(*),
                                                                                   Nonapplicable (NA), or
                                                                                Incorporated by Reference to
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
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
                     Corporation (including Statement of Resolution
                     Establishing Series of Shares of Series A Junior
                     Participating Preferred Stock)

         3.2         Statement of Resolution Establishing Series of Shares      4(o)             33-58317
                     of Series A Cumulative Convertible Preferred Stock

         3.3         Statement of Resolution Establishing Series of Shares      4(d)             333-00513
                     of 7% Convertible Preferred Stock

         3.4         Amended and Restated Bylaws of American General            3.2              Form 10-K
                     Corporation                                                                 for 1993

         4.1         There have not been filed as exhibits to this Form 10-K    NA                  NA
                     certain long-term debt instruments, none of which
                     relates to authorized indebtedness that exceeds 10% of
                     the consolidated assets of the company and its
                     subsidiaries. The company hereby agrees to furnish a
                     copy of any such instrument to the Commission upon
                     request.

         4.2         Rights Agreement, dated as of July 27, 1989, between       4                Form 10-Q
                     the company and Texas Commerce Bank, as Rights Agent                       for Second
                     (Rights Agreement)                                                        Quarter 1989

         4.3         First Amendment to Rights Agreement, dated as of           19               Form 10-Q
                     October 26, 1992, between the company and First Chicago                     for Third
                     Trust Company of New York, as Rights Agent                                Quarter 1992

        10.1         1984 Stock and Incentive Plan for key employees of the     10.5             Form 10-K
                     company and its subsidiaries                                                for 1984

(continued on next page)

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

                                                         [AMERICAN GENERAL LOGO]

                                                                                     Filed Herewith(*),
                                                                                     Nonapplicable (NA),
                                                                                             or
                                                                                Incorporated by Reference to
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
-------------------------------------------------------------------------------------------------------------

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

        10.6         American General Supplemental Thrift Plan                  10.6             Form 10-K
                                                                                                 for 1993

        10.7         First Amendment to American General Supplemental Thrift    10.7             Form 10-K
                     Plan                                                                        for 1993

        10.8         Second Amendment to American General Supplemental          10.8             Form 10-K
                     Thrift Plan                                                                 for 1993

        10.9         Third Amendment to American General Supplemental Thrift    10.9             Form 10-K
                     Plan                                                                        for 1993

        10.10        Form of Severance Agreements between the company and       10.10            Form 10-K
                     each of the following: Harold S. Hook, Robert M. Devlin,                    for 1993
                     Jon P. Newton, Michael G. Atnip, Stephen D. Bickel,
                     Robert S. Cauthen Jr., James S. D'Agostino Jr., Stephen H.
                     Field, Frederick W. Geissinger, Robert J. Gibbons,
                     Albert E. Haines, Joe Kelley, Rodney O. Martin Jr.,
                     Nicholas R. Rasmussen, Gary D. Reddick, Peter V. Tuters,
                     Thomas L. West Jr., and Austin P. Young

        10.11        Severance Agreements between Howard C. Humphrey and        10.11            Form 10-K
                     Franklin Life                                                               for 1994

        10.12        Supplemental Retirement Agreement between the company      10.11            Form 10-K
                     and Harold S. Hook                                                          for 1993

        10.13        American General Supplemental Retirement Plan Trust        10.12            Form 10-K
                     (relating to Exhibit 10.12 hereto)                                          for 1993

        10.14        Amendment to Supplemental Retirement Agreement between     10.13            Form 10-K
                     the company and Harold S. Hook                                              for 1993

        10.15        Second Amendment to Supplemental Retirement Agreement      10.14            Form 10-K
                     between the company and Harold S. Hook                                      for 1993

        10.16        Deferred Compensation Agreement between the company and    10.16            Form 10-K
                     Harold S. Hook                                                              for 1993

        10.17        1995 Deferred Compensation Plan                            10.17            Form 10-K
                                                                                                 for 1994

        10.18        1996 Deferred Compensation Plan                            10.18*              NA

        10.19        American General Corporation Retirement Plan for           10.17            Form 10-K
                     Directors (as amended and restated)                                         for 1993

        10.20        American General Corporation Performance-Based Plan for    10.19            Form 10-K
                     Executive Officers, Amended and Restated Effective                          for 1994
                     January 1, 1995

(continued on next page)

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

                                                                                     Filed Herewith(*),
                                                                                   Nonapplicable (NA), or
                                                                                Incorporated by Reference to
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
-------------------------------------------------------------------------------------------------------------
        10.21        Employment Memorandum of Understanding dated April 12,     10.2             Form 10-Q
                     1994 between The Variable Annuity Life Insurance                           for Second
                     Company and Thomas L. West Jr.                                            Quarter 1994

        10.22        Employment Agreement dated April 28, 1994 between the      10.3             Form 10-Q
                     company and Harold S. Hook                                                 for Second
                                                                                               Quarter 1994

        10.23        Consulting Agreement dated April 28, 1994 between the      10.4             Form 10-Q
                     company and Harold S. Hook                                                 for Second
                                                                                               Quarter 1994

        10.24        License Agreement dated April 28, 1994 among the           10.5             Form 10-Q
                     company, Harold S. Hook, and Main Event Management                         for Second
                     Corporation                                                               Quarter 1994

        10.25        Stock Purchase Agreement between American General          2                Form 8-K
                     Corporation and American Brands, Inc., dated as of                        dated 2/14/95
                     November 29, 1994

        11           Computation of Earnings Per Share                          11*                 NA

        12           Computation of Ratio of Earnings to Fixed Charges and      12*                 NA
                     Ratio of Earnings to Combined Fixed Charges and
                     Preferred Stock Dividends

        13           Portions of American General's 1995 Annual Report to       13*                 NA
                     Shareholders that are expressly incorporated herein by
                     reference in this Form 10-K. Other sections of the
                     Annual Report furnished for the information of the
                     Commission are not deemed "filed" as part of this Form
                     10-K.

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

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed after September 30, 1995:

     1. Current Report on Form 8-K dated October 20, 1995, with respect to the issuance of a news release announcing the signing of a definitive agreement under which the company will acquire Independent for total consideration of $362 million, subject to approval by Independent's shareholders and requisite regulatory authorities.

     2. Current Report on Form 8-K dated October 26, 1995, with respect to the issuance of a news release announcing the adoption by the company's board of directors of a plan of succession for the Office of the Chairman.

     3. Current Report on Form 8-K dated November 13, 1995, with respect to the pro forma financial statements of the company including the acquisition of AFC and the proposed acquisition of Independent as of and for the nine months ended September 30, 1995, and for the year ended December 31, 1994.

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

                                                         [AMERICAN GENERAL LOGO]

AMERICAN GENERAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

In millions

                                                                           At December 31, 1995
                                                             -------------------------------------------------
                                                                                                      Amount
                                                               Cost                                  Shown in
                                                                or                                 Consolidated
                                                             Amortized             Fair               Balance
Type of Investment                                             Cost                Value               Sheet
--------------------------------------------------------------------------------------------------------------
Fixed maturity securities
  Bonds and notes
     U.S. government obligations                             $     537           $     624           $     624
     States and political subdivisions                             271                 290                 290
     Foreign governments                                           648                 730                 730
     Mortgage-backed securities                                 11,019              11,663              11,663
     Public utilities                                            3,928               4,285               4,285
     All other corporate                                        18,055              19,484              19,484
  Redeemable preferred stocks                                      132                 137                 137
--------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                       34,590              37,213              37,213
--------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks - industrial, miscellaneous, and all other          86                 104                 104
  Perpetual preferred stocks                                        52                  82                  82
--------------------------------------------------------------------------------------------------------------
          Total equity securities                                  138                 186                 186
--------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate*                                   3,041                                   3,041
Investment real estate*
  Investment properties                                            503                                     503
  Acquired in satisfaction of debt                                  74                                      74
Policy loans                                                     1,605                                   1,605
Other long-term investments*                                       179                                     179
Short-term investments                                             103                                     103
--------------------------------------------------------------------------------------------------------------
          Total investments                                  $  40,233                               $  42,904
--------------------------------------------------------------------------------------------------------------

* Net of applicable allowance for losses. See Schedule V of this Form 10-K.

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF INCOME OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                      1995               1994               1993
------------------------------------------------------------------------------------------------------------
Revenues
  Dividends - affiliated                                        $  445             $  459(a)          $  679
  Interest income - affiliated                                     130                 33                 21
  Net realized investment gains (losses)                            (1)                (3)                19
  Other income
     Affiliated                                                     36                 36                 24
     Other                                                           6                  3                  5
------------------------------------------------------------------------------------------------------------
       Total revenues                                              616                528                748
------------------------------------------------------------------------------------------------------------
Expenses
  Operating costs and expenses
     Affiliated                                                      7                  8                  8
     Other                                                          77                 66                 51
  Interest expense
     Affiliated                                                     46                 11                 12
     Other                                                         156                110                109
------------------------------------------------------------------------------------------------------------
       Total expenses                                              286                195                180
------------------------------------------------------------------------------------------------------------
Income before income tax benefit, equity in undistributed net income (loss) of subsidiaries, and cumulative effect of
  accounting changes                                               330                333                568
Income tax benefit                                                  35                 43                 37
Equity in undistributed net income (loss) of subsidiaries
  (net of dividends paid to parent)                                180                137(a)            (355)
------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting changes              545                513                250
Cumulative effect of accounting changes(b)
  Parent company                                                     -                  -                (12)
  Subsidiaries                                                       -                  -                (34)
------------------------------------------------------------------------------------------------------------
       Net income                                               $  545             $  513             $  204
------------------------------------------------------------------------------------------------------------

(a) To conform with the 1995 presentation, amount has been restated.

(b) Reflects adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions;" SFAS 109, "Accounting for Income Taxes;" and SFAS 112, "Employers' Accounting for Postemployment Benefits," at January 1, 1993. Additional information is incorporated herein by reference to Note 4.2 of Notes to Financial Statements in American General's 1995 ARS.

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

                                                         [AMERICAN GENERAL LOGO]

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

BALANCE SHEET OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

At December 31,
In millions                                                           1995             1994             1993
--------------------------------------------------------------------------------------------------------------
Assets
  Investments
     Subsidiaries, at equity                                        $  6,710         $  4,238         $  5,661
     Other                                                                35               64               37
  Indebtedness from subsidiaries                                       1,473              779              780
  Cash                                                                     1                -                -
  Other                                                                  115               52               83
--------------------------------------------------------------------------------------------------------------
       Total assets                                                 $  8,334         $  5,133         $  6,561
--------------------------------------------------------------------------------------------------------------
Liabilities
  Short-term debt                                                   $    240         $    642         $    315
  Long-term debt(a)
     Senior(b)                                                         1,180              847              956
     Subordinated, held by subsidiaries(c)                               993               53               56
  Indebtedness to subsidiaries                                            23               35               27
  Federal income taxes                                                    28               (3)              (7)
  Other                                                                   69               55               77
--------------------------------------------------------------------------------------------------------------
       Total liabilities                                               2,533            1,629            1,424
--------------------------------------------------------------------------------------------------------------
Redeemable equity
  Common stock subject to put contracts                                    -               47                -
--------------------------------------------------------------------------------------------------------------
Shareholders' equity
  Common stock                                                           364              364              365
  Net unrealized gains (losses) on securities(d)                       1,100             (935)             709
  Retained earnings(e)                                                 4,787            4,495            4,229
  Cost of treasury stock(f)                                             (450)            (467)            (166)
--------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                      5,801            3,457            5,137
--------------------------------------------------------------------------------------------------------------
       Total liabilities and equity                                 $  8,334         $  5,133         $  6,561
--------------------------------------------------------------------------------------------------------------

(a) The five-year schedule of maturities of debt is as follows: 1996, $0; 1997, $136 million; 1998, $71 million; 1999, $103 million; and 2000, $203 million.

(b) The principal amount of American General senior notes held by subsidiaries was $10 million at December 31, 1995, $11 million at December 31, 1994, and $11 million at December 31, 1993.

(c) Information regarding American General's subordinated debentures issued in 1995 is incorporated herein by reference to Note 12.1 of Notes to Financial Statements in American General's 1995 ARS.

(d) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Fair Value of Securities" on pages 18-19 of MD&A in American General's 1995 ARS.

(e) Amounts include undistributed earnings of subsidiaries of $2.7 billion in 1995, $2.6 billion in 1994, and $2.4 billion in 1993.

(f) Amounts for 1995, 1994, and 1993 include 699,614 shares at a cost of $8 million held by a subsidiary.

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                         1995              1994             1993
------------------------------------------------------------------------------------------------------------
Operating activities
  Income before cumulative effect of accounting changes             $  545           $  513           $  250
  Reconciling adjustments to net cash provided by operating
     activities
     Equity in undistributed net (income) loss of subsidiaries
      (net of dividends paid to parent)                               (180)            (137)*            355
     Other, net                                                          4               27              (19)
------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                       369              403              586
------------------------------------------------------------------------------------------------------------
Investing activities
  Net (increase) decrease in indebtedness from subsidiaries           (694)               1             (130)
  Capital contributions to subsidiaries                               (368)             (91)             (69)
  Return of capital from subsidiaries                                  113                7*               -
  Net (increase) decrease in other investments                          31              (34)              34
  Net increase (decrease) in indebtedness to subsidiaries              (12)               8               (2)
  Other, net                                                            (4)              (2)              (4)
------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                         (934)            (111)            (171)
------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in short-term debt                          (405)             324             (216)
  Long-term debt issuances                                           1,376              100              100
  Long-term debt redemptions                                          (100)            (209)               -
  Dividend payments                                                   (254)            (243)            (238)
  Common share purchases                                               (35)            (264)             (72)
  Other, net                                                           (16)               -               11
------------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities            566             (292)            (415)
------------------------------------------------------------------------------------------------------------
Net change in cash                                                       1                -                -
Cash at beginning of year                                                -                -                -
------------------------------------------------------------------------------------------------------------
       Cash at end of year                                          $    1           $    -           $    -
------------------------------------------------------------------------------------------------------------

* To conform with the 1995 presentation, amount has been restated.

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

                                                         [AMERICAN GENERAL LOGO]

AMERICAN GENERAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

In millions

                               At December 31,                        For the Years Ended December 31,
                           -----------------------      -------------------------------------------------------------
                                                                                                  Amorti-
                                                        Premiums                                zation of
                           Deferred       Insurance       and                      Insurance     Deferred
                            Policy           and         Other           Net          and         Policy       Other
                          Acquisition      Annuity      Consider-     Investment    Annuity     Acquisition  Operating
          Segment         Costs(a)(b)   Liabilities(c)   ations       Income(d)     Benefits    Costs(b)(e)  Expenses
----------------------------------------------------------------------------------------------------------------------
1995
  Retirement Annuities     $    183      $  20,147      $     50      $  1,597      $  1,204      $   17      $   129
  Consumer Finance               12            494           217            63           116           9           12
  Life Insurance(f)           1,933         17,403         1,486         1,401         1,722         224          468
  Other(g)                        1            (61)            -            34             5          (1)       1,066
---------------------------------------------------------------------------------------------------------------------
     Consolidated          $  2,129      $  37,983      $  1,753      $  3,095      $  3,047      $  249      $ 1,675
---------------------------------------------------------------------------------------------------------------------
1994
  Retirement Annuities     $    910      $  18,656      $     37      $  1,492      $  1,134      $   13      $   108
  Consumer Finance               10            480           175            57            98           6           11
  Life Insurance              1,809         10,548           999           902           990         193          350
  Other(g)                        2            (61)           (1)           42             2           1          607
---------------------------------------------------------------------------------------------------------------------
     Consolidated          $  2,731      $  29,623      $  1,210      $  2,493      $  2,224      $  213      $ 1,076
---------------------------------------------------------------------------------------------------------------------
1993
  Retirement Annuities     $    113      $  17,029      $     30      $  1,434      $  1,125      $   10      $    95
  Consumer Finance                8            415           138            56            80           6           10
  Life Insurance              1,515          9,857         1,085           942         1,101         187          314
  Other(g)                        1            (62)           (1)            5             5           -          511
---------------------------------------------------------------------------------------------------------------------
     Consolidated          $  1,637      $  27,239      $  1,252      $  2,437      $  2,311      $  203      $   930
---------------------------------------------------------------------------------------------------------------------

(a) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Fair Value of Securities" on pages 18-19 of MD&A in American General's 1995 ARS.

(b) Includes cost of insurance purchased.

(c) Includes unearned premiums, other policy claims and benefits payable, and other policyholder funds, which are not significant relative to insurance and annuity liabilities.

(d) Represents earnings and related expenses on those investments considered necessary to support the segment's business operations.

(e) Net of accretion of interest.

(f) Includes Franklin Life from January 31, 1995.

(g) Represents Consumer Finance non-insurance operations, Corporate operations, and intersegment eliminations.

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE IV - REINSURANCE

In millions

                                                                                                        Percentage
                                                                                                           of
                                                                         Assumed                          Amount
                                                        Ceded to           from                          Assumed
                                        Gross             Other           Other             Net            to
Description                             Amount          Companies        Companies         Amount          Net
-----------------------------------------------------------------------------------------------------------------
1995
  Life insurance in force at year
     end                              $  145,263        $  21,390        $  3,921        $  127,794         3.1%
  Premiums for the year
     Life insurance and annuities     $    1,107        $      68        $     25        $    1,064         2.3%
     Accident and health insurance           283              130              42               195        21.7
     Property-liability insurance             49                1              37                85        43.6
---------------------------------------------------------------------------------------------------------------
       Total premiums                 $    1,439        $     199        $    104        $    1,344         7.7%
---------------------------------------------------------------------------------------------------------------
1994
  Life insurance in force at year
     end                              $  103,646        $  12,075        $  1,105        $   92,676         1.2%
  Premiums for the year
     Life insurance and annuities     $      652        $      37        $     17        $      632         2.7%
     Accident and health insurance           193               58              15               150         9.7
     Property-liability insurance             52                1              20                71        28.5
---------------------------------------------------------------------------------------------------------------
       Total premiums                 $      897        $      96        $     52        $      853         6.1%
---------------------------------------------------------------------------------------------------------------
1993
  Life insurance in force at year
     end*                             $   99,434        $  12,905        $    961        $   87,490         1.1%
  Premiums for the year
     Life insurance and annuities     $      702        $      47        $     13        $      668         1.9%
     Accident and health insurance           194                -              13               207         6.4
     Property-liability insurance             47                1              12                58        20.4
---------------------------------------------------------------------------------------------------------------
       Total premiums                 $      943        $      48        $     38        $      933         4.1%
---------------------------------------------------------------------------------------------------------------

* To conform with the 1995 presentation, amounts have been restated.

                          AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

                                                         [AMERICAN GENERAL LOGO]

AMERICAN GENERAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

In millions

                                                              Additions
                                            ----------------------------------------------
                                                Charged to        Charged to
                                Balance at    Provision for        Realized     Charged to             Balance at
                                Beginning   Finance Receivable    Investment      Other      Deduc-      End of
Description                      of Year          Losses        Gains (Losses)   Accounts   tions(a)      Year
-----------------------------------------------------------------------------------------------------------------
1995
  Allowance for losses on:
     Finance receivables          $  226          $  574            $    -        $    -      $ 308      $  492
     Mortgage loans on real
       estate                         89               -                28             -         30          87
     Investment real estate          321               -                18             -        304(b)       35
     Other long-term investments       6               -                 1             -          5           2
  Valuation allowance on
     deferred
     tax asset                       315               -                 -            26(c)     315          26
-----------------------------------------------------------------------------------------------------------------
       Total                      $  957          $  574            $   47        $   26      $ 962      $  642
-----------------------------------------------------------------------------------------------------------------
1994
  Allowance for losses on:
     Finance receivables          $  184          $  214            $    -        $    -      $ 172      $  226
     Mortgage loans on real
       estate                         98               -                11             -         20          89
     Investment real estate          253               -               110             -         42         321
     Other long-term investments      43               -                 4             -         41           6
  Valuation allowance on
     deferred
     tax asset                         -               -                 -           315(d)       -         315
-----------------------------------------------------------------------------------------------------------------
       Total                      $  578          $  214            $  125        $  315      $ 275      $  957
-----------------------------------------------------------------------------------------------------------------
1993
  Allowance for losses on:
     Finance receivables          $  162          $  163            $    -        $    -      $ 141      $  184
     Below investment grade
       bonds                          26               -                10             -         36           -
     Mortgage loans on real
       estate                         53               -                84             -         39          98
     Investment real estate          129               -               199             -         75         253
     Other long-term investments      22               -                33             -         12          43
-----------------------------------------------------------------------------------------------------------------
       Total                      $  392          $  163            $  326        $    -      $ 303      $  578
-----------------------------------------------------------------------------------------------------------------

(a) Resulting from write-offs of uncollectible receivables and bonds, sales of bonds and real estate, mortgage loan payoffs, and foreclosures of real estate.

(b) Includes $243 million reclassification to reduce cost basis on adoption of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

(c) Relates to operating loss carryovers not expected to be utilized charged to deferred tax expense.

(d) Relates to unrealized losses on securities charged to net unrealized gains (losses) on securities.

                                 1995 FORM 10-K

--------------------------------------------------------------------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1996.

                                        AMERICAN GENERAL CORPORATION

                                        By: /s/  Pamela J. Penny
                                        ----------------------------------------

                                        Pamela J. Penny
                                        (Vice President and Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1996.

/s/  Harold S. Hook
-----------------------------------------------------------------

Harold S. Hook
(Chairman of the Board, Chief Executive Officer, and Director -
Principal Executive Officer)

/s/  Austin P. Young
-----------------------------------------------------------------

Austin P. Young
(Senior Vice President and Chief Financial Officer -
Principal Financial Officer)

/s/  Pamela J. Penny
-----------------------------------------------------------------

Pamela J. Penny
(Vice President and Controller - Principal Accounting Officer)

J. Evans Attwell*
-----------------------------------------------------------------

J. Evans Attwell
(Director)

Brady F. Carruth*
-----------------------------------------------------------------

Brady F. Carruth
(Director)

W. Lipscomb Davis Jr.*
-----------------------------------------------------------------

W. Lipscomb Davis Jr.
(Director)

Robert M. Devlin*
-----------------------------------------------------------------

Robert M. Devlin
(Director)

Larry D. Horner*
-----------------------------------------------------------------

Larry D. Horner
(Director)

Richard J.V. Johnson*
-----------------------------------------------------------------

Richard J.V. Johnson
(Director)

/s/  Jon P. Newton
-----------------------------------------------------------------

Jon P. Newton
(Director)

Robert E. Smittcamp*
-----------------------------------------------------------------

Robert E. Smittcamp
(Director)

Anne M. Tatlock*
-----------------------------------------------------------------

Anne M. Tatlock
(Director)

*By: /s/  Jon P. Newton
-----------------------------------------------------------------

Jon P. Newton
(Attorney-in-fact)

                          AMERICAN GENERAL CORPORATION

                                 EXHIBIT INDEX

                                                                                     Filed Herewith(*),
                                                                                     Nonapplicable (NA),
                                                                                             or
                                                                                Incorporated by Reference to
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
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
                     Corporation (including Statement of Resolution
                     Establishing Series of Shares of Series A Junior
                     Participating Preferred Stock)

         3.2         Statement of Resolution Establishing Series of Shares      4(o)             33-58317
                     of Series A Cumulative Convertible Preferred Stock

         3.3         Statement of Resolution Establishing Series of Shares      4(d)             333-00513
                     of 7% Convertible Preferred Stock

         3.4         Amended and Restated Bylaws of American General            3.2              Form 10-K
                     Corporation                                                                 for 1993

         4.1         There have not been filed as exhibits to this Form 10-K    NA                  NA
                     certain long-term debt instruments, none of which
                     relates to authorized indebtedness that exceeds 10% of
                     the consolidated assets of the company and its
                     subsidiaries. The company hereby agrees to furnish a
                     copy of any such instrument to the Commission upon
                     request.

         4.2         Rights Agreement, dated as of July 27, 1989, between       4                Form 10-Q
                     the company and Texas Commerce Bank, as Rights Agent                       for Second
                     (Rights Agreement)                                                        Quarter 1989

         4.3         First Amendment to Rights Agreement, dated as of           19               Form 10-Q
                     October 26, 1992, between the company and First Chicago                     for Third
                     Trust Company of New York, as Rights Agent                                Quarter 1992

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

        10.6         American General Supplemental Thrift Plan                  10.6             Form 10-K
                                                                                                 for 1993

        10.7         First Amendment to American General Supplemental Thrift    10.7             Form 10-K
                     Plan                                                                        for 1993

        10.8         Second Amendment to American General Supplemental          10.8             Form 10-K
                     Thrift Plan                                                                 for 1993

        10.9         Third Amendment to American General Supplemental Thrift    10.9             Form 10-K
                     Plan                                                                        for 1993

(continued on next page)

                                                                                     Filed Herewith(*),
                                                                                     Nonapplicable (NA),
                                                                                             or
                                                                                Incorporated by Reference to
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
-------------------------------------------------------------------------------------------------------------
        10.10        Form of Severance Agreements between the company and       10.10            Form 10-K
                     each of the following: Harold S. Hook, Robert M. Devlin,                    for 1993
                     Jon P. Newton, Michael G. Atnip, Stephen D. Bickel,
                     Robert S. Cauthen Jr., James S. D'Agostino Jr.,
                     Stephen H. Field, Frederick W. Geissinger,
                     Robert J. Gibbons, Albert E. Haines, Joe Kelley,
                     Rodney O. Martin Jr., Nicholas R. Rasmussen,
                     Gary D. Reddick, Peter V. Tuters, Thomas L. West Jr.,
                     and Austin P. Young

        10.11        Severance Agreements between Howard C. Humphrey and        10.11            Form 10-K
                     Franklin Life                                                               for 1994

        10.12        Supplemental Retirement Agreement between the company      10.11            Form 10-K
                     and Harold S. Hook                                                          for 1993

        10.13        American General Supplemental Retirement Plan Trust        10.12            Form 10-K
                     (relating to Exhibit 10.12 hereto)                                          for 1993

        10.14        Amendment to Supplemental Retirement Agreement between     10.13            Form 10-K
                     the company and Harold S. Hook                                              for 1993

        10.15        Second Amendment to Supplemental Retirement Agreement      10.14            Form 10-K
                     between the company and Harold S. Hook                                      for 1993

        10.16        Deferred Compensation Agreement between the company and    10.16            Form 10-K
                     Harold S. Hook                                                              for 1993

        10.17        1995 Deferred Compensation Plan                            10.17            Form 10-K
                                                                                                 for 1994

        10.18        1996 Deferred Compensation Plan                            10.18*              NA

        10.19        American General Corporation Retirement Plan for           10.17            Form 10-K
                     Directors (as amended and restated)                                         for 1993

        10.20        American General Corporation Performance-Based Plan for    10.19            Form 10-K
                     Executive Officers, Amended and Restated Effective                          for 1994
                     January 1, 1995

        10.21        Employment Memorandum of Understanding dated April 12,     10.2             Form 10-Q
                     1994 between The Variable Annuity Life Insurance                           for Second
                     Company and Thomas L. West Jr.                                            Quarter 1994

        10.22        Employment Agreement dated April 28, 1994 between the      10.3             Form 10-Q
                     company and Harold S. Hook                                                 for Second
                                                                                               Quarter 1994

        10.23        Consulting Agreement dated April 28, 1994 between the      10.4             Form 10-Q
                     company and Harold S. Hook                                                 for Second
                                                                                               Quarter 1994

        10.24        License Agreement dated April 28, 1994 among the           10.5             Form 10-Q
                     company, Harold S. Hook, and Main Event Management                         for Second
                     Corporation                                                               Quarter 1994

        10.25        Stock Purchase Agreement between American General          2                Form 8-K
                     Corporation and American Brands, Inc., dated as of                        dated 2/14/95
                     November 29, 1994

        11           Computation of Earnings Per Share                          11*                 NA

        12           Computation of Ratio of Earnings to Fixed Charges and      12*                 NA
                     Ratio of Earnings to Combined Fixed Charges and
                     Preferred Stock Dividends

(continued on next page)

                                                                                     Filed Herewith(*),
                                                                                     Nonapplicable (NA),
                                                                                             or
                                                                                Incorporated by Reference to
                                                                                -----------------------------
                                                                                                 American
                                                                                                  General
                                                                                               Registration
       Exhibit                                                                                    No. or
       Number                                                                     Exhibit         Report
-------------------------------------------------------------------------------------------------------------
        13           Portions of American General's 1995 Annual Report to       13*                 NA
                     Shareholders that are expressly incorporated herein by
                     reference in this Form 10-K. Other sections of the
                     Annual Report furnished for the information of the
                     Commission are not deemed "filed" as part of this Form
                     10-K.

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