Form 10-Q
period 1996-03-31
AMERICAN GENERAL CORP /TX/
filed 1996-05-14
CIK 5103

AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1996

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

Yes   X  .     No      .

As of April 30, 1996, there were 206,818,343 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996





                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the three
                    months ended March 31, 1996 and 1995 .............  2

                  Consolidated Balance Sheet at March 31, 1996 and
                    December 31, 1995 ................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the three months ended March 31, 1996 and 1995 ...  4

                  Notes to Consolidated Financial Statements .........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............  9


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 22

         Item 6.  Exhibits and Reports on Form 8-K ................... 22

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996




                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                                        Three Months Ended
                                                             March 31,
                                                        1996          1995
Revenues
 Premiums and other considerations ................   $   480       $   403
 Net investment income ............................       800           722
 Finance charges ..................................       371           359
 Realized investment gains ........................        27             2
 Equity in earnings of Western National Corporation         8             9
 Other ............................................        25            23
     Total revenues ...............................       1,711       1,518

Benefits and expenses
 Insurance and annuity benefits ...................       774           677
 Policyholder dividends ...........................        23            16
 Operating costs and expenses .....................       264           234
 Commissions ......................................       125           126
 Change in deferred policy acquisition costs and
  cost of insurance purchased .....................       (16)          (43)
 Provision for finance receivable losses ..........        109           72
 Interest expense
  Corporate .......................................        30            39
  Consumer Finance ................................       126           125
     Total benefits and expenses ..................     1,435         1,246

Earnings
 Income before income tax expense .................       276           272
 Income tax expense ...............................        97            97
 Income before net dividends on preferred
  securities of subsidiaries ......................       179           175
 Net dividends on preferred securities of
  subsidiaries ....................................        10             -
     Net income ...................................   $   169       $   175

 Net income per share .............................   $   .81       $   .85

 Dividends paid per common share ..................   $  .325       $   .31

 Average fully diluted shares outstanding
  (in thousands) ..................................   212,653       205,244

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996




Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                       (In millions, except share data)

                                                   March 31,   December 31,
                                                     1996          1995
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $36,034; $34,590) ...........................   $37,214       $37,213
  Mortgage loans on real estate .................     3,115         3,041
  Equity securities (cost: $143; $138) ..........       175           186
  Policy loans ..................................     1,653         1,605
  Investment real estate ........................       618           577
  Other long-term investments ...................       174           179
  Short-term investments ........................       119           103
      Total investments .........................    43,068        42,904
 Cash ...........................................       188           161
 Finance receivables, net .......................     7,533         7,918
 Investment in Western National Corporation .....       391           407
 Deferred policy acquisition costs ..............     2,109         1,625
 Cost of insurance purchased ....................       762           504
 Acquisition-related goodwill ...................       572           577
 Other assets ...................................     1,938         1,887
 Assets held in Separate Accounts ...............     5,741         5,170
      Total assets ..............................   $62,302       $61,153

Liabilities
 Insurance and annuity liabilities ..............   $39,192       $37,983
 Debt (short-term)
  Corporate ($657; $553) ........................     1,827         1,723
  Consumer Finance ($2,222; $2,490) .............     7,081         7,470
 Income tax liabilities .........................     1,107         1,268
 Other liabilities ..............................     1,090         1,009
 Liabilities related to Separate Accounts .......     5,741         5,170
      Total liabilities .........................    56,038        54,623

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................       485           485
    Convertible .................................       245           244
      Total redeemable equity....................       730           729

Shareholders' equity
 Mandatorily convertible preferred stock
  (shares issued and outstanding:  2,317,701)....        85             -
 Common stock (shares issued:  220,122,120;

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

  outstanding:  207,152,400; 203,948,246)........       398           364
 Net unrealized gains on securities .............       526         1,100
 Retained earnings ..............................     4,890         4,787
 Cost of treasury stock .........................      (365)         (450)
      Total shareholders' equity ................     5,534         5,801
      Total liabilities and equity ..............   $62,302       $61,153

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996




Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                        Three Months Ended
                                                             March 31,
                                                        1996          1995
Operating activities
       Net cash provided by operating activities .... $   667       $   667

Investing activities
 Investment purchases ...............................  (2,040)       (1,829)
 Investment calls, maturities, and sales ............   1,589         1,168
 Finance receivable originations or acquisitions ....  (1,010)       (1,521)
 Finance receivable principal payments received .....   1,270         1,209
 Acquisition of Independent .........................    (105)           -
 Acquisition of Franklin Life .......................      -           (920)
 Other, net .........................................     (52)          (45)
       Net cash used for investing activities .......    (348)       (1,938)

Financing activities
 Retirement Annuities and Life Insurance
   Policyholder account deposits ....................     695           803
   Policyholder account withdrawals .................    (618)         (535)
      Total Retirement Annuities and Life Insurance .      77           268
 Consumer Finance
   Net decrease in short-term debt ..................    (268)         (281)
   Long-term debt issuances .........................      30           733
   Long-term debt redemptions .......................    (151)         (283)
      Total Consumer Finance ........................    (389)          169
 Corporate
   Net increase in short-term debt ..................     104           725
   Long-term debt issuances .........................      -            148
   Common share dividend payments ...................     (66)          (63)
   Common share purchases ...........................     (22)           -
   Other, net .......................................       4            -
      Total Corporate ...............................      20           810
       Net cash provided by (used for)
        financing activities ........................    (292)        1,247

Net increase (decrease) in cash .....................      27           (24)
Cash at beginning of period .........................     161            45
Cash at end of period ............................... $   188       $    21

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for
   Income taxes ..................................... $   (49)      $   (78)
   Interest
     Corporate ......................................      32            40
     Consumer Finance ...............................     121           113

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

   Dividends on preferred securities of
    subsidiaries ....................................      14            -




Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1996

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at March 31, 1996, and the consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995.

     To conform with the 1996 presentation, certain items in the prior period have been reclassified.

2.   Acquisitions.

     Independent Insurance Group, Inc. On February 29, 1996, American General, through its wholly-owned subsidiary, AGC Life Insurance Company (AGC Life), acquired Independent Insurance Group, Inc. (Independent) for $362 million. Prior to closing, Independent shareholders could elect to exchange each share of Independent stock for $27.50 in cash, .7480 share of American General common stock, or .7480 share of American General 7% mandatorily convertible preferred stock. The exchange ratio was based on $36.7625, the average market price of American General common stock during the ten trading days ending on and including the fifth trading day prior to closing. The consideration at closing consisted of: 1) $139 million of cash (38%), 2) 3.7 million shares of common stock (38%), and
     3) 2.3 million shares of preferred stock (24%).

     The acquisition was accounted for using the purchase method, and the results of operations of Independent were included in the company's consolidated statement of income from the date of acquisition. The acquired assets and liabilities were reflected in American General's consolidated balance sheet as of February 29, 1996, at management's best estimate of their fair values. Evaluation of fair values assigned to Independent's assets and liabilities, primarily related to insurance, employee benefits, and litigation liabilities, is continuing, and allocation of the purchase price may be adjusted when additional information is available.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996







Item 1.  Financial Statements (continued).

     Noncash investing and financing activities related to the acquisition of Independent that are not reflected in the consolidated condensed statement of cash flows for the three months ended March 31, 1996 were as follows:

     (In millions)

     Fair value of assets acquired, excluding $34 million of cash    $1,279
     Liabilities assumed                                               (951)
     Issuance of common treasury shares                                (138)
     Issuance of mandatorily convertible preferred stock                (85)
       Net cash paid for acquisition of Independent                  $  105

     Franklin Life Insurance Company. On January 31, 1995, American General, through AGC Life, acquired American Franklin Company (AFC), the holding company of The Franklin Life Insurance Company (Franklin Life). The following unaudited proforma information presents the consolidated results of operations of the company and AFC for the three months ended March 31, 1995. The proforma information is presented as if the acquisition and its permanent financing had been effective at January 1, 1995. This information is intended for informational purposes only and may not necessarily be indicative of American General's future results of operations.

                                                      Proforma
                                                 Three Months Ended
                                                   March 31, 1995
     (In millions, except share data)

     Total revenues                                   $  1,598
     Income before income tax expense                 $    285
     Income before net dividends on
       preferred securities of subsidiaries           $    183
     Net income                                       $    176
     Net income per share                             $    .86
     Average fully diluted shares
       outstanding (thousands)                         205,244

     Included in net income above are aftertax realized gains of $1 million.

3. Mandatorily Convertible Preferred Stock. In connection with the acquisition of Independent, American General issued 2.3 million shares, or $85 million, of mandatorily convertible preferred stock. Holders of the preferred stock are entitled to receive annual cumulative dividends of 7% and have the right to vote, together with holders of American General common stock, on the basis of four-fifths of one vote for each share of preferred stock. The preferred stock is non-callable for four

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

     years, and each share is mandatorily convertible into not more than one share of American General common stock during the fifth year.





Item 1.  Financial Statements (continued).

4. Derivative Financial Instruments. During the three months ended March 31, 1996, the company entered into two interest rate swap agreements with a total notional amount of $20 million to convert specific investment securities from a floating to a fixed-rate basis. No other transactions involving derivative financial instruments were entered into during the period. Derivative financial instruments related to debt securities did not have a material effect on the weighted-average borrowing rate or reported interest expense in the three months ended March 31, 1996 or 1995. Derivative financial instruments related to investment securities did not have a material effect on net investment income in the three months ended March 31, 1996 or 1995.

5. Legal Contingencies. Two real estate subsidiaries of the company were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries jointly for $47.3 million in compensatory damages and against one of the subsidiaries for $189.2 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. On January 29, 1996, the Texas First Court of Appeals rendered a two-to-one decision that affirmed the trial court judgment. The company intends to vigorously contest the matter through the appellate process. Although substantial risks and uncertainties remain with respect to the ultimate outcome, legal counsel has advised the company that it is not probable within the meaning of Statement of Financial Accounting Standards 5, "Accounting for Contingencies," that the company will ultimately incur a material liability in connection with this matter. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

     In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. On June 30, 1993, a suit for refund was filed in the United States Court of Federal Claims. On February 7, 1996, the court ruled in favor of the company on all legal issues related to this contingency. The company does not yet know whether the IRS will appeal this decision; however, the company intends to pursue a full refund of the amounts paid. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996








Item 1.  Financial Statements (continued).


     American General and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit punitive damages disproportionate to the actual damages alleged. Based upon information presently available, the company believes that the total amounts that ultimately will be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large punitive damage awards that bear little or no relation to actual damages awarded by juries in jurisdictions like Alabama continues to increase and creates the potential for unpredictable judgments in any given punitive damage suit.

6. Status of Federal Tax Return Examinations. The company and the majority of its subsidiaries file a consolidated federal income tax return. The IRS is currently examining the company's tax returns for 1986 through 1992. One issue from prior tax returns is currently being litigated, as described in Note 5.

7. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were as follows:

                                                    Three Months Ended
                                                        March 31,
                                                     1996        1995
     Ratio of Earnings to Fixed
      Charges:
       Consolidated operations ....................  2.65         2.54
       Consolidated operations,
        corporate fixed charges only ..............  8.40         6.71
       American General Finance, Inc. .............   1.34        1.75

     Ratio of Earnings to Combined
      Fixed Charges and Preferred
      Stock Dividends:
       Consolidated operations ....................  2.44         2.54
       Consolidated operations,
        corporate fixed charges and
        preferred stock dividends only ............   6.01        6.71

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1995 Annual Report to Shareholders, including the Management's Discussion and Analysis on pages 16 through 25 thereof.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 8 of this Quarterly Report on Form 10-Q.


                              STATEMENT OF INCOME

      Comparison of Three Months Ended March 31, 1996 and March 31, 1995

Revenues. Total revenues increased $193 million, or 13%, for the three months ended March 31, 1996 compared to the same period in 1995, primarily due to increases in premiums and other considerations, net investment income, and realized investment gains.

The increase in premiums and other considerations of $77 million, or 19%, was substantially due to including only two months of operations for Franklin Life in first quarter 1995 and the acquisition of Independent in 1996.

The increase in net investment income of $78 million, or 11%, was primarily due to including only two months of operations for Franklin Life in first quarter 1995, the acquisition of Independent in 1996, and growth in invested assets of 5% since March 31, 1995, partially offset by a decline in market yields on fixed maturity securities.

Realized investment gains for the three months ended March 31, 1996 were $27 million, compared to $2 million for the same period in 1995. Realized investment gains for first quarter 1996 included $14 million of gains due to early redemption of fixed maturity and equity securities at the election of the issuer (calls) and $17 million of net gains from sales of equity securities and investment real estate. These gains were partially offset by $4 million of losses related to permanent impairments on fixed maturity securities and increased allowances for mortgage loan losses.

Insurance and Annuity Benefits. Insurance and annuity benefits increased $97 million, or 14%, for the first three months of 1996 compared to the same period in 1995. The increase was primarily due to first quarter 1995 including only two months of operations for Franklin Life, the acquisition of Independent in 1996, first quarter 1996 including $27 million of group annuity

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

purchases by the Franklin Retirement Plan for early retirees, and interest credited on higher policy reserves in the Retirement Annuities segment.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


Operating Costs and Expenses. Operating costs and expenses increased $30 million, or 14%, for the three months ended March 31, 1996 compared to the same period in 1995, primarily due to a $22 million increase in expenses in the Consumer Finance segment. The Consumer Finance segment increase was a result of significant branch office expansion and receivables growth in 1994 and the first half of 1995 and the decrease in deferral of finance receivable origination costs in first quarter 1996, resulting from slower growth in finance receivables. Additionally, expenses increased due to Independent's March 1996 operating expenses.

Change in Deferred Policy Acquisition Costs (DPAC) and Cost of Insurance Purchased (CIP). The change reported in the income statement represents capitalization during the period, net of amortization. The change in DPAC and CIP decreased $27 million, or 62%, for the three months ended March 31, 1996 compared to the same period in 1995, primarily due to estimated first quarter 1995 purchase accounting adjustments for Franklin Life (finalized in fourth quarter 1995) and decreased deferrals of acquisition costs in 1996, resulting from lower Life Insurance segment sales.

Provision for Finance Receivable Losses. The provision for finance receivable losses increased $37 million, or 50%, for the first three months of 1996 compared to the same period in 1995. The increase reflects higher charge offs, partially offset by a decrease in the amounts provided for finance receivable losses. See "Consumer Finance" on page 12 for additional discussion about the provision for finance receivable losses.

Interest Expense. Interest expense on corporate debt decreased $9 million, or 23%, for the first three months of 1996 compared to the first three months of 1995, primarily due to a decrease in short-term borrowings used for the initial financing of the Franklin Life acquisition. The company issued preferred securities of subsidiaries in 1995 to refinance this and other short-term debt.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                               BUSINESS SEGMENTS

To facilitate meaningful period-to-period comparisons of business segment results, operating earnings of each segment include income from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude net realized investment gains (losses), non-recurring items, and the effect of accounting changes. Earnings on equity not allocated to the business segments are included in earnings on corporate assets.

                                                   Three Months Ended
                                                        March 31,
                                                   1996          1995
(In millions)

Revenues
 Retirement Annuities ........................    $  432        $  398
 Consumer Finance ............................       439           431
 Life Insurance ..............................       804           673
  Total business segments ....................     1,675         1,502
 Corporate Operations
  Realized investment gains ..................        27             2
  Equity in earnings of WNC ..................         8             9
  Other ......................................         1             5
   Total corporate operations ................        36            16
     Total consolidated revenues .............    $1,711        $1,518

Policyholder Account Deposits
 Retirement Annuities ........................    $  709        $  637
 Life Insurance ..............................       297           361
     Total deposits ..........................    $1,006        $  998

Earnings
 Retirement Annuities ........................    $   60        $   54
 Consumer Finance ............................        28            60
 Life Insurance ..............................        91            84
  Total business segments ....................       179           198
 Corporate Operations
  Net interest on corporate debt .............       (21)          (27)
  Net dividends on preferred securities of
    subsidiaries..............................       (10)           -
  Expenses not allocated to segments .........        (6)           (9)
  Earnings on corporate assets ...............         5             6

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

  Net equity in earnings of WNC ..............         5             6
  Net realized investment gains ..............        17             1
   Total corporate operations ................       (10)          (23)
     Total consolidated net income ...........    $  169        $  175





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Annuities. Revenues for the first three months of 1996 compared to 1995 increased $34 million, or 9%, primarily due to a 6% increase in net investment income, reflecting growth in invested assets, partially offset by a 14 basis point decrease in the average investment yield. Invested assets (excluding the fair value adjustment related to fixed maturity securities) increased $1.4 billion, or 7%, from March 31, 1995 to March 31, 1996, reflecting growth in policyholder account balances. Segment earnings increased $6 million, or 10%, primarily due to the growth in margin between net investment income and interest credited to policyholders.

The ratio of operating expenses to average assets improved to .52% for the three months ended March 31, 1996 from .54% for the same period in 1995. The ratio of policyholder surrenders to average fixed deferred annuity liabilities increased to 5.44% for the first three months of 1996 compared to 4.19% for the same period in 1995. The increase was primarily due to lower interest crediting rates on fixed accounts, which made transfers to variable accounts relatively more attractive as the stock market continued its strong performance. In addition, plan terminations in the health care market and systematic withdrawals were higher than experienced in the prior year. Variable account deposits increased $100 million while fixed deposits decreased $28 million in the first three months of 1996 compared to the same period of 1995, due to customer preference for equity-based investments.

Consumer Finance. Segment revenues, primarily finance charges, increased 2% in first quarter 1996 compared to the same period in 1995, due to higher average receivables and improved yields on real estate loans. Segment earnings for the first three months of 1996 decreased $32 million, or 53%, from the same period in 1995, primarily due to a higher provision for finance receivable losses, related to a decline in credit quality during the last six months of 1995, and increased operating expenses.

Operating expenses increased $22 million, or 21%, for the three months ended March 31, 1996, compared to the same period in 1995. The increase was primarily due to the expansion in the number of branch offices and accounts during 1994 and 1995, which resulted in a 10% increase in staffing at March 31, 1996 as compared to March 31, 1995 to support the segment's growth and provide collection efforts related to the increased level of delinquent finance receivables. In addition, operating expenses increased due to the decrease in deferral of finance receivable origination costs in first quarter 1996, as a result of slower growth in finance receivables.

The first quarter 1996  provision for finance receivable losses  increased $37
million, or 50%, over  the same period of 1995.   The increase reflects higher

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

charge offs, partially offset by a decrease in the amounts provided for finance receivable losses.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Information regarding delinquencies and the allowance for finance receivable losses at March 31, 1996, December 31, 1995, and March 31, 1995, and the provision for finance receivable losses and charge offs for the three months then ended, was as follows:

                                      March 31,    December 31,     March 31,
($ in millions)                         1996           1995           1995

Delinquencies as a percent of
 finance receivables                    4.03%         4.11%          2.91%

Allowance for finance receivable
 losses                                 $487          $492           $242
Allowance as a percentage of
 finance receivables                    6.07%         5.85%          2.96%

Provision for finance receivable
 losses                                 $109          $313           $ 72

Charge offs, net of recoveries          $114          $127           $ 56
Net charge offs as a percentage
 of average finance receivables         5.50%         6.04%          2.81%


The Consumer Finance segment's strategy in recent years has emphasized improvement of risk-adjusted returns by extending credit to customers with risk characteristics somewhat higher than those traditionally serviced by the company. As expected, growth in higher-yielding finance receivables adversely affected credit quality; however, the delinquencies and charge offs experienced by this segment sharply increased to greater than anticipated levels beginning in third quarter 1995.

In response to this unanticipated increase in delinquencies and charge offs, a comprehensive review of the Consumer Finance segment was initiated in fourth quarter 1995. This review, which consisted of extensive internal analysis, together with credit loss development projections supplied by outside credit consultants, indicated a need for an increase in the allowance for finance receivable losses. A $216 million increase in the allowance was recorded in fourth quarter 1995. In addition, the company adopted an action program for improving credit quality that included raising underwriting standards, expanding the use of credit scoring, and slowing branch expansion and receivable growth (other than real estate loan growth), while stressing

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

collections and improved branch office training.










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The allowance for finance receivable losses decreased $5 million from December 31, 1995 to March 31, 1996; however, the allowance as a percentage of finance receivables increased during the same period. This increase was due to a $390 million decrease in finance receivables resulting from the company's action program to improve credit quality. Management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and charge offs.

Delinquencies have leveled off since year-end 1995, and charge offs are expected to moderate in the second half of 1996. As a result, management believes that there will be an improvement in earnings in the third and fourth quarters of the current year.

Life Insurance. First quarter 1996 results for the Life Insurance segment reflect three months of operations for Franklin Life, acquired January 31, 1995, and one month of operations for Independent, acquired February 29, 1996. The increases in segment revenues (consisting principally of premiums and net investment income) of $131 million, or 19%, and segment earnings of $7 million, or 9%, were primarily due to the acquisitions.

Strict adherence to pricing standards, which is essential to long-term profitability objectives, has caused short-term pressure on both annuity and life insurance sales in 1996. Annuity sales for the three months ended March 31, 1996 were 49% below comparable prior year sales, primarily due to increasingly competitive market conditions related to interest crediting rates. Life insurance sales for first quarter 1996 were 9% below first quarter 1995 sales due to price competition in higher-end products and major changes in field administration systems. Deposits decreased $64 million, or 18%, primarily due to the lower annuity sales and a coinsurance agreement which lowered structured settlement deposits, despite increased gross sales of structured settlement products.

Insurance and annuity benefits expense was adversely affected by an unusually high number of death claims in first quarter 1996. The ratio of operating expenses to premiums and deposits increased to 14.3% in the first three months of 1996 compared to 12.3% in the same period of 1995, reflecting Independent's higher overall expense ratio and the lower level of annuity deposits.

Corporate Operations. Corporate operations includes net interest on corporate debt, net dividends on preferred securities of subsidiaries, expenses not allocated to the business segments, earnings on corporate assets, net equity

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

in earnings of Western National Corporation (WNC), and net realized investment gains. For reporting purposes, corporate assets include assets representing equity of the subsidiaries not considered necessary to support their businesses. Corporate debt is that debt incurred primarily to fund acquisitions, share purchases, and capital needs of subsidiaries.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net interest on corporate debt decreased $6 million, or 22%, in first quarter 1996 compared to first quarter 1995, primarily due to the issuance of preferred securities of subsidiaries in 1995 to refinance short-term debt used for the initial financing of the Franklin Life acquisition and short-term real estate debt.


                                 BALANCE SHEET

Fair Value of Securities. An increase in market interest rates and resulting decreases in bond values during the first three months of 1996 caused a $564 million decrease in shareholders' equity related to the fair value adjustment to fixed maturity securities at March 31, 1996.

The components of the adjustment to report fixed maturity and equity securities at fair value at March 31, 1996 and December 31, 1995, and the change, were as follows:

                                     March 31,    December 31,
                                       1996           1995         Change
(In millions)

Fair value adjustment to fixed
 maturity securities                  $ 1,180       $ 2,623       $(1,443)
Adjusted by:
  Decrease in DPAC/CIP                   (467)       (1,061)          594
  Increase in deferred income taxes      (278)         (586)          308
Equity in WNC's unrealized gains           70            93           (23)
Net unrealized gains on fixed
  maturity securities                     505         1,069          (564)
Net unrealized gains on equity
  securities                               21            31           (10)
     Net unrealized gains on
       securities                     $   526       $ 1,100       $  (574)

Accounting rules do not permit adjustment to fair value of the insurance liabilities supported by these securities, thereby creating volatility in shareholders' equity as interest rates change. Care should be exercised in drawing conclusions based on balance sheet amounts that are only partially adjusted to fair value.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

Assets. At March 31, 1996, consolidated assets of $62 billion were distributed as follows: 69% in investments, principally supporting insurance and annuity liabilities, 12% in net finance receivables, 6% in intangible assets, and 13% in other assets.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     Investments. From December 31, 1995 to March 31, 1996, the increase in investments reflected $1.1 billion due to the acquisition of Independent in addition to fixed premium deposits in the Retirement Annuities segment, partially offset by a decrease of $1.4 billion in the fair value adjustment related to fixed maturity securities. For more information on the investment portfolio at March 31, 1996, see "INVESTMENTS" beginning on page 17.

     Finance Receivables. Net finance receivables decreased $385 million, or 5%, from December 31, 1995 to March 31, 1996, primarily due to the action program for improving credit quality in the Consumer Finance segment, which slowed branch expansion and receivables growth and tightened underwriting standards for all loan types, beginning in fourth quarter 1995.

     Deferred Policy Acquisition Costs (DPAC). The $484 million increase in DPAC was primarily due to a $478 million increase in the fair value adjustment related to fixed maturity securities at March 31, 1996 compared to December 31, 1995 (see "Fair Value of Securities" on page 15) and deferral of acquisition costs, partially offset by amortization of DPAC.

     Cost of Insurance Purchased (CIP). The $258 million increase in CIP was primarily due to the acquisition of Independent and a $116 million increase in the fair value adjustment related to fixed maturity securities, partially offset by amortization of CIP.

     Separate Account Assets and Liabilities. The $571 million increase in assets and liabilities related to Separate Accounts from December 31, 1995 to March 31, 1996 reflects increases in market value and sales of variable annuity products, primarily in the Retirement Annuities segment.

Liabilities and Equity. At March 31, 1996, consolidated liabilities and equity were distributed as follows: 63% in insurance and annuity liabilities, 11% in consumer finance debt, 10% in equity (including redeemable equity), 3% in corporate debt, and 13% in other liabilities.

     Insurance and Annuity Liabilities. The $1.2 billion increase in insurance and annuity liabilities from December 31, 1995 to March 31, 1996 was primarily due to the acquisition of Independent, which added

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

     $834 million of insurance reserves, and to fixed annuity deposits and interest credited in the Retirement Annuities segment.

     Corporate Debt. Corporate debt increased $104 million from December 31, 1995 to March 31, 1996 primarily due to $139 million in short-term debt used to finance the cash portion of the Independent acquisition.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

     The ratio of corporate debt (including real estate debt) to corporate capital (excluding the fair value adjustment related to fixed maturity securities) was 24.1% at March 31, 1996, compared to 24.0% at December 31, 1995. Management expects to maintain the ratio at or below 25% in 1996.

     Consumer Finance Debt. Consumer finance debt decreased $389 million from December 31, 1995 to March 31, 1996, primarily due to the decline in finance receivables.

     Income Tax Liabilities. The liability for income taxes decreased $161 million from December 31, 1995 to March 31, 1996, primarily due to the change in the fair value adjustment related to fixed maturity securities, partially offset by the timing of income tax payments.

     Shareholders' Equity. Shareholders' equity decreased from $5.8 billion at December 31, 1995 to $5.5 billion at March 31, 1996, primarily due to the $574 million decrease in net unrealized gains, partially offset by issuances of stock in connection with the acquisition of Independent. The issuances consisted of 3.7 million shares of common stock out of treasury, which increased shareholders' equity by $138 million, and 2.3 million shares of American General 7% mandatorily convertible preferred stock, which increased shareholders' equity by $85 million.

     Due to the requirements of certain accounting rules, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities (see "Fair Value of Securities" on page 15).


                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, policy loans, and investment real estate, which are discussed below. The company reviews invested assets on a regular basis and records write-downs for declines in fair value below cost that are considered other than temporary.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996














Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed Maturity Securities. Fixed maturity securities represented 86% of invested assets at March 31, 1996. Fixed maturity securities are carried at fair value (see "Fair Value of Securities" on page 15). Information regarding the fixed maturity securities portfolio at March 31, 1996, which included bonds and redeemable preferred stocks, was as follows:

                               March 31,                 Average Credit
(In millions)                    1996           %            Rating

Investment grade                $24,319         65%           A
Mortgage-backed                  11,449         31            AAA
Below investment grade            1,446          4            BB-
  Total fixed maturities        $37,214        100%           AA-

Collateralized mortgage obligations (CMOs) are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. CMOs represented 88% and 90% of mortgage-backed securities at March 31, 1996 and December 31, 1995, respectively.

At December 31, 1995, below investment grade fixed maturity securities, those rated below BBB-, were $1,439 million, or 4%, of total fixed maturity securities. Net income from below investment grade fixed maturity securities, including realized investment gains and losses, was $23 million and $16 million for the first three months of 1996 and 1995, respectively.

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, represented .01% of total fixed maturity securities at March 31, 1996 and December 31, 1995.

Mortgage Loans. Mortgage loans on real estate totaled 7% of invested assets at March 31, 1996. Information regarding the mortgage loan portfolio at March 31, 1996 was as follows:

                                March 31,       Non-Performing Loans
(In millions)                     1996            Amount        %

Commercial                       $3,123            $182        5.8%
Residential                          75               5        6.4%

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

Allowance for losses                (83)            (28)
  Total mortgage loans           $3,115            $159

Non-performing (impaired) mortgage loans include loans delinquent 60 days or more and commercial loans that have been restructured. These loans represented 5.8% of total commercial loans at March 31, 1996, compared to 5.5% at December 31, 1995. The increase in non-performing loans was a result of the Independent acquisition.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

At March 31, 1996, $260 million of performing commercial mortgage loans were included on the company's watch list because they were either delinquent 30-59 days, the borrower was in bankruptcy, or the loan was potentially under-collateralized. This amount compares to $263 million at year-end 1995. While the watch list loans may be predictive of higher non-performing loans in the future, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

Investment Real Estate. Investment real estate totaled 1% of invested assets at March 31, 1996 and December 31, 1995. The breakdown of investment real estate was as follows:

                                        March 31,       December 31,
(In millions)                             1996              1995

Land development projects                $  369           $  366
American General Center, Houston            116              115
Income-producing real estate                 69               56
Foreclosed real estate                       92               75
Allowance for losses                        (28)             (35)
  Total investment real estate           $  618           $  577

The increases in income-producing and foreclosed real estate primarily related to the acquisition of Independent and an $8 million foreclosure in first quarter 1996.


                                  CASH FLOWS

Management believes that the overall sources of cash and liquidity available to the company and its subsidiaries will continue to be sufficient to satisfy its foreseeable financial obligations.

Cash Flows of the Parent Company. Net operating cash flows generated by the parent company were $132 million and $78 million for the three months ended
March 31, 1996 and 1995, respectively. The increase related primarily to higher dividends paid by subsidiaries. Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

to fund interest obligations, dividends to shareholders, acquisitions, and to buy back common stock. The company's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

During the first three months of 1996, the companies in the Life Insurance and Retirement Annuities segments paid cash dividends of $78 million to American General. During the first three months of 1995, the Life Insurance and Retirement Annuities segments paid $52 million of cash dividends to AGC Life, a subsidiary of American General, which were used by AGC Life to reduce intercompany borrowings. The increase in dividends paid by the Life Insurance and Retirement Annuities segments is primarily attributable to cash dividends paid by Franklin Life in the first three months of 1996. Cash dividends paid to American General by the Consumer Finance segment totaled $27 million in the first three months of 1996, compared to $31 million for the same period of 1995.

Segment Cash Flows. Net cash flows generated by the Life Insurance and Retirement Annuities segments in the first three months of 1996 included $530 million provided by operating activities and $77 million provided by fixed policyholder account deposits, net of withdrawals. This compared to $438 million and $268 million, respectively, during the first three months of 1995. The $92 million increase in cash provided by operating activities was primarily due to an increase in net investment income in the first three months of 1996. The decrease in cash provided by fixed policyholder account deposits, net of withdrawals, was primarily due to policyholders' increased demand for variable accounts. Variable account deposits net of withdrawals related to Separate Accounts, which are not included in the consolidated condensed statement of cash flows, increased to $404 million in the first three months of 1996, compared to $350 million in the same period of 1995.

The Consumer Finance segment's operating cash flows were $173 million during the first three months of 1996, compared to $204 million during the first three months of 1995. This decrease was primarily due to an increase in operating expenses.

Investing  Activities.   The  source  of  cash  flow  from  investment  calls,
maturities, and sales was as follows:
                                            Three Months Ended
(In millions)                                    March 31,
                                             1996         1995
Fixed maturity securities

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

 Sales                                      $  904       $  486
 Repayments of mortgage-backed securities      200          144
 Calls                                         158          201
 Maturities                                    108           84
Mortgage loans                                  95          112
Equity securities                               87           83
Other                                           37           58
  Total                                     $1,589       $1,168

Share Buyback. In first quarter 1996, the company purchased 591,800 shares of its common stock at a cost of $21 million, pursuant to its share buyback program.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and to provide an additional source of cash for operating requirements. At March 31, 1996, committed credit facilities totaled $3.2 billion; there were no outstanding borrowings under these facilities. On May 6, 1996, total committed credit facilities were reduced by $100 million to $3.1 billion.


                                 OTHER FACTORS

Environmental.   American  General's   principal  exposure   to  environmental
regulation  arises from  its ownership  of investment  real estate.   Probable
costs related to environmental cleanup are immaterial.

Guaranty Associations. State guaranty fund expense included in operating costs and expenses was $2.4 million and $1.0 million for the three months ended March 31, 1996 and 1995, respectively. Amounts assessed American General's life insurance and annuity subsidiaries by state life and health insurance guaranty funds resulting from past industry insolvencies were $6.2 million during the first three months of 1996 compared to $6.6 million for the same period in 1995. These assessments are expected to be partially recovered against the payment of future premium taxes.

At March 31, 1996, the accrued liability for anticipated assessments was $50 million, compared to $51 million at December 31, 1995. The company has recorded receivables of $46 million at March 31, 1996, compared to $44 million at December 31, 1995, for expected recoveries against the payment of future premium taxes.


                          FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996

statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets and interest rates; competitive, regulatory, or tax changes that affect the cost of or demand for the company's products; adverse litigation results; and failure to achieve the company's anticipated levels of expense savings from cost-saving initiatives. The Consumer Finance segment's results also could be adversely affected by lower than anticipated finance receivable volume as a result of management's recently implemented action program to tighten underwriting standards and increase branch office training, and the failure of finance receivable delinquencies and net charge offs to trend downward to the extent anticipated despite management's initiatives. Investors are also directed to other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.




                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the company's 1995 Form 10-K, American General and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit punitive damages disproportionate to the actual damages alleged. Based upon information presently available, the company believes that the total amounts that ultimately will be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large punitive damage awards that bear little or no relation to actual damages awarded by juries in jurisdictions like Alabama continues to increase and creates the potential for unpredictable judgments in any given punitive damage suit.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 10     Supplemental Retirement Benefit for Jon P. Newton.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12     Computation  of Ratio of  Earnings to Fixed
                    Charges and Ratio  of Earnings to  Combined
                    Fixed Charges and Preferred Stock
                    Dividends.

     Exhibit 27     Financial Data Schedule.

b.   Reports on Form 8-K.

     None.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996


















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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  May 14, 1996

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1996


















                                 EXHIBIT INDEX



   Exhibit

     10             Supplemental Retirement Benefit for Jon P. Newton

     11             Computation of Earnings per Share.

     12             Computation of  Ratio of Earnings  to Fixed
                    Charges  and Ratio of  Earnings to Combined
                    Fixed Charges and Preferred Stock
                    Dividends.

     27             Financial Data Schedule.