Form 10-Q
period 1996-06-30
AMERICAN GENERAL CORP /TX/
filed 1996-08-09
CIK 5103

AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996

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

Yes   X  .     No      .

As of July 31, 1996, there were 204,581,189 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996





                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the six
                    months and quarter ended June 30, 1996 and 1995 ..  2

                  Consolidated Balance Sheet at June 30, 1996 and
                    December 31, 1995 ................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the six months ended June 30, 1996 and 1995 ......  4

                  Notes to Consolidated Financial Statements .........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............  9


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 23

         Item 4.  Submission of Matters to a Vote of
                    Security Holders ................................. 23

         Item 6.  Exhibits and Reports on Form 8-K ................... 24

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                    Six Months Ended      Quarter Ended
                                        June 30,            June 30,
                                      1996      1995      1996      1995
Revenues
 Premiums and other considerations. $   976   $   842   $   496   $   439
 Net investment income ............   1,620     1,494       820       772
 Finance charges ..................     734       729       363       370
 Realized investment gains ........      32         3         5         1
 Equity in earnings of Western
  National Corporation ............      17        21         9        12
 Other ............................      53        56        28        33
     Total revenues ...............   3,432     3,145     1,721     1,627

Benefits and expenses
 Insurance and annuity benefits ...   1,538       1,416     764       739
 Policyholder dividends ...........      45        41        22        25
 Operating costs and expenses .....     552       476       288       242
 Commissions ......................     263       260       138       134
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............     (36)      (89)      (20)      (46)
 Provision for finance receivable
  losses ..........................     211       147       102        75
 Interest expense
  Corporate .......................      61        83        31        44
  Consumer Finance ................     247       255       121       130
     Total benefits and expenses ..   2,881     2,589     1,446     1,343

Earnings
 Income before income tax expense..     551       556       275       284
 Income tax expense ...............     195       199         98      102
 Income before net dividends on
  preferred securities of
  subsidiaries ....................     356       357       177       182
 Net dividends on preferred
  securities of subsidiaries ......      19         2         9         2
     Net income ................... $   337   $   355   $   168   $   180

Net income per share .............. $  1.60   $  1.73   $   .79   $   .88

Dividends paid per common share ... $   .65   $   .62   $  .325   $   .31

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


Average fully diluted shares
  outstanding (in thousands) ...... 214,118   206,279   215,560   207,363

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                      (In millions, except share amounts)

                                                    June 30,  December 31,
                                                      1996        1995
Assets
 Investments
  Fixed maturity securities (amortized cost:
   $36,118; $34,590) ............................    $36,737      $37,213
  Mortgage loans on real estate .................     3,184         3,041
  Equity securities (cost: $114; $138) ..........       144           186
  Policy loans ..................................     1,675         1,605
  Investment real estate ........................       606           577
  Other long-term investments ...................       167           179
  Short-term investments ........................       167           103
      Total investments .........................    42,680        42,904
 Cash ...........................................       190           161
 Finance receivables, net .......................     7,571         7,918
 Investment in Western National Corporation .....       357           407
 Deferred policy acquisition costs ..............     2,301         1,625
 Cost of insurance purchased ....................       776           504
 Acquisition-related goodwill ...................       567           577
 Other assets ...................................     2,081         1,887
 Assets held in Separate Accounts ...............     6,494         5,170
      Total assets ..............................   $63,017       $61,153

Liabilities
 Insurance and annuity liabilities ..............   $39,478       $37,983
 Debt (short-term)
  Corporate ($677; $553) ........................     1,847         1,723
  Consumer Finance ($2,442; $2,490) .............     7,097         7,470
 Income tax liabilities .........................       846         1,268
 Other liabilities ..............................     1,212         1,009
 Liabilities related to Separate Accounts .......     6,494         5,170
      Total liabilities .........................    56,974        54,623

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................       486           485
    Convertible .................................       245           244
      Total redeemable equity ...................       731           729

Shareholders' equity
 Mandatorily convertible preferred stock
  (shares issued and outstanding:  2,317,701) ...        85             -

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


 Common stock (shares issued:  220,122,120;
  outstanding:  205,391,487; 203,948,246) .......       398           364
 Net unrealized gains on securities .............       268         1,100
 Retained earnings ..............................     4,989         4,787
 Cost of treasury stock .........................      (428)         (450)
      Total shareholders' equity ................     5,312         5,801
      Total liabilities and equity ..............   $63,017       $61,153

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                       Six Months Ended
                                                           June 30,
                                                        1996       1995
Operating activities
       Net cash provided by operating activities ...  $   966    $   999

Investing activities
 Investment purchases ..............................   (4,914)    (3,978)
 Investment calls, maturities, and sales ...........    4,465      2,560
 Finance receivable originations or acquisitions ...   (2,403)    (3,081)
 Finance receivable principal payments received ....    2,530      2,448
 Finance receivables sold through securitization ...        -        100
 Net (increase) decrease in short-term investments .      (61)       168
 Acquisition of Independent ........................     (106)         -
 Acquisition of Franklin Life ......................        -       (920)
 Other, net ........................................      (94)       (95)
       Net cash used for investing activities ......     (583)    (2,798)

Financing activities
 Retirement Annuities and Life Insurance
   Policyholder account deposits ...................    1,320      1,573
   Policyholder account withdrawals ................   (1,228)      (883)
      Total Retirement Annuities and Life Insurance        92        690
 Consumer Finance
   Net decrease in short-term debt .................      (48)      (468)
   Long-term debt issuances ........................       31      1,340
   Long-term debt redemptions ......................     (358)      (519)
      Total Consumer Finance .......................     (375)       353
 Corporate
   Net increase in short-term debt .................      124        167
   Long-term debt issuances ........................        -        286
   Long-term debt redemption .......................        -       (100)
   Issuance of preferred securities of subsidiaries,
    net of commissions paid
     Non-convertible ...............................        -        277
     Convertible ...................................        -        244
   Common stock dividend payments ..................     (133)      (127)
   Preferred stock dividend payments ...............       (2)         -
   Common stock purchases ..........................      (81)         -
   Other, net ......................................       21          2
      Total Corporate ..............................      (71)       749
       Net cash provided by (used for)
        financing activities .......................     (354)     1,792

Net increase (decrease) in cash ....................       29         (7)

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


Cash at beginning of period ........................      161         45
Cash at end of period ..............................  $   190    $    38

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   153    $    91
   Interest
     Corporate .....................................       63         84
     Consumer Finance ..............................      249        238
   Dividends on preferred securities of
    subsidiaries ...................................       28          3

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1996

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at June 30, 1996, and the consolidated results of operations for the three months and six months ended June 30, 1996 and 1995, and the consolidated cash flows for the six months ended June 30, 1996 and 1995.

     To conform with the 1996 presentation, certain items in the prior period have been reclassified.

2. New Accounting Standard. In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting standards for determining whether transfers of financial assets are sales or secured borrowings. The statement must be applied prospectively to all applicable transactions occurring after December 31, 1996. Earlier or retroactive application is not permitted. The company does not anticipate a material effect on consolidated results of operations and financial position related to adoption of this statement.

3.   Acquisitions.

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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996





Item 1.  Financial Statements (continued).

     consolidated balance sheet as of February 29, 1996, at management's best estimate of their fair values. Evaluation of fair values assigned to Independent's assets and liabilities, primarily related to insurance, employee benefits, and litigation liabilities, is continuing, and allocation of the purchase price may be adjusted when additional information is available.

     Noncash investing and financing activities related to the acquisition of Independent that are not reflected in the consolidated condensed statement of cash flows for the six months ended June 30, 1996 were as follows:

     (In millions)

     Fair value of assets acquired, excluding $34 million of cash   $1,280
     Liabilities assumed                                              (951)
     Issuance of common treasury shares                               (138)
     Issuance of mandatorily convertible preferred stock               (85)
       Net cash paid for acquisition of Independent                 $  106

     Franklin Life Insurance Company. On January 31, 1995, American General, through AGC Life, acquired American Franklin Company (AFC), the holding company of The Franklin Life Insurance Company (Franklin Life). The following unaudited proforma information presents the consolidated results of operations of the company and AFC for the six months ended June 30, 1995. The proforma information is presented as if the acquisition and its permanent financing had been effective at January 1, 1995. This information is intended for informational purposes only and may not necessarily be indicative of American General's future results of operations.

                                                     Proforma
                                                 Six Months Ended
                                                  June 30, 1995
     (In millions, except share data)

     Total revenues                                  $  3,225
     Income before income tax expense                $    574
     Income before net dividends on
       preferred securities of subsidiaries          $    369
     Net income                                      $    354
     Net income per share                            $   1.72
     Average fully diluted shares
       outstanding (thousands)                        206,279

     Included in net income above are aftertax realized gains of $2 million.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996






Item 1.  Financial Statements (continued).

4. Mandatorily Convertible Preferred Stock. In connection with the acquisition of Independent, American General issued 2.3 million shares, or $85 million, of mandatorily convertible preferred stock. Holders of the preferred stock are entitled to receive annual cumulative dividends of 7% and have the right to vote, together with holders of American General common stock, on the basis of four-fifths of one vote for each share of preferred stock. The preferred stock is non-callable for four years, and each share is mandatorily convertible into not more than one share of American General common stock during the fifth year.

5. Derivative Financial Instruments. During the six months ended June 30, 1996, the company entered into interest rate swap agreements with a total notional amount of $44.5 million to convert specific investment securities from a floating to a fixed-rate basis, or vice versa. No other transactions involving derivative financial instruments were entered into during the period. Derivative financial instruments related to investment securities did not have a material effect on net investment income in the six months ended June 30, 1996 or 1995. Derivative financial instruments related to debt securities did not have a material effect on the weighted-average borrowing rate or reported interest expense in the six months ended June 30, 1996 or 1995.

6. Legal Contingencies. Two real estate subsidiaries of the company were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries for $47.3 million in compensatory damages and for $189.2 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously-awarded punitive damages by $60.0 million, resulting in a reduced judgment in the amount of $176.5 million plus post-judgment interest. On January 29, 1996, the Texas First Court of Appeals rendered a two-to-one decision that affirmed the trial court judgment and held both companies liable to pay the punitive damages. The company intends to vigorously contest the matter through the appellate process. Although substantial risks and uncertainties remain with respect to the ultimate outcome, legal counsel has advised the company that it is not probable within the meaning of SFAS 5, "Accounting for Contingencies," that the company will ultimately incur a material liability in connection with this matter. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


     On February 7, 1996, the court ruled in favor of the company on all legal




Item 1.  Financial Statements (continued).

     issues related to this contingency, and a judgment was entered in favor of the company on July 7, 1996. The company does not yet know whether the IRS will appeal this decision; however, the company intends to pursue a full refund of the amounts paid. Accordingly, no provision has been
     made   in  the   consolidated  financial   statements  related   to  this
     contingency.

     American General and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that ultimately will be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

7. Status of Federal Tax Return Examinations. The company and the majority of its subsidiaries file a consolidated federal income tax return. The IRS is currently examining the company's tax returns for 1986 through 1992. One issue from prior tax returns has been the subject of litigation, as described in Note 6.

8. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were as follows:

                                          Six Months Ended  Quarter Ended
                                              June 30,        June 30,
                                           1996      1995    1996   1995
     Ratio of Earnings to Fixed
      Charges:
       Consolidated operations .........   2.67      2.53    2.68   2.53
       Consolidated operations,
        corporate fixed charges only ...   8.32      6.61    8.24   6.51
       American General Finance, Inc. ..   1.36      1.75    1.38   1.75

     Ratio of Earnings to Combined
      Fixed Charges and Preferred
      Stock Dividends:
       Consolidated operations ..........  2.43      2.51    2.43   2.48
       Consolidated operations,

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


        corporate fixed charges and
        preferred stock dividends only ..  5.84      6.40    5.68   6.13





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's consolidated results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1995 Annual Report to Shareholders, including the Management's Discussion and Analysis on pages 16 through 25 thereof, and the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 8 of this Quarterly Report on Form 10-Q.


                      CONSOLIDATED RESULTS OF OPERATIONS

                                   Six Months Ended       Quarter Ended
(In millions,                          June 30,              June 30,
except share data)                 1996        1995      1996        1995

Net income                        $ 337       $ 355     $ 168       $ 180
Net income per share               1.60        1.73       .79         .88

Net income for the six months and quarter ended June 30, 1996 decreased 5% and 7%, respectively, compared to the same periods in the prior year, primarily due to lower earnings in the Consumer Finance segment, partially offset by positive contributions from the acquisitions of Franklin Life (first quarter
1995) and Independent (first quarter 1996) in the Life Insurance segment, as well as growth in the Retirement Annuities segment. In addition, net income includes a $19 million increase in net realized investment gains for the six months ended June 30, 1996 compared to 1995, and a $3 million increase for the quarters then ended.

Net income per share for the six months and quarter ended June 30, 1996 decreased 8% and 10%, respectively, compared to the same periods of 1995. Net income per share decreased to a greater degree than net income, primarily due to the issuance of convertible preferred securities of a subsidiary in June 1995.


                               BUSINESS SEGMENTS

The company reports its business operations in three segments. To facilitate meaningful period-to-period comparisons of business segment results, earnings of each segment include income from its business operations and earnings on

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


that amount of equity considered necessary to support its business, and exclude net realized investment gains, non-recurring items, and the effect of accounting changes.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment earnings were as follows:

                                 Six Months Ended         Quarter Ended
                                     June 30,                June 30,
(In millions)                    1996        1995       1996         1995

Retirement Annuities            $ 118       $ 108      $  58        $  54
Consumer Finance                   59         122         31           62
Life Insurance                    191         170        100           86
 Total segment earnings         $ 368       $ 400      $ 189        $ 202


A discussion of each segment's results follows. The reasons for any significant variations between the quarters ended June 30, 1996 and 1995 are the same as those discussed below for the respective six month periods, unless otherwise noted.

Retirement Annuities

                                 Six Months Ended         Quarter Ended
                                     June 30,               June 30,
($ in millions)                  1996        1995       1996        1995

Segment earnings               $   118     $   108    $    58     $    54
Assets                          28,308      24,968     28,308      24,968
Deposits
 Fixed                             812         905        386         450
 Variable                          593         376        311         194
Net investment income              822         779        411         393
Investment spread                 1.84%       1.84%      1.83%       1.77%

Segment earnings for the six months ended June 30, 1996, compared to the same period of 1995, increased $10 million, or 10%, primarily due to an increase in fixed investment margin (net investment income less interest credited to policyholders), resulting from asset growth over the past twelve months.

Assets (excluding the fair value adjustment related to fixed maturity securities) increased $3.6 billion, or 14%, from June 30, 1995 to June 30, 1996 (and $1.7 billion, or 7%, since December 31, 1995), reflecting strong sales and an increase in total deposits. The increase in total deposits for the first six months of 1996 compared to the same period of 1995 reflects an increase in variable account deposits, partially offset by a decrease in fixed deposits, due to policyholders' preference for equity-based investments and

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


lower  interest crediting  rates on  fixed accounts.   Assets  and liabilities
related to  Separate Accounts  increased $2.3  billion from  June 30,  1995 to







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

June 30, 1996 (and $1.3 billion from December 31, 1995 to June 30, 1996), also reflecting the demand for equity-based products, as well as the accumulation of investment returns due to the strong performance of the stock market.

Net investment income, the primary component of revenues, increased 5% for the first six months of 1996 compared to the same period of 1995, reflecting growth in invested assets, partially offset by a decrease in the investment yield. The yield decreased 13 basis points in the six months ended June 30, 1996 compared to June 30, 1995 (14 basis points during the comparable quarters). Management's ability to make corresponding reductions in rates credited to policyholders resulted in the stable investment spread for the first half of 1996 compared to the same period of 1995, and the 6 basis point increase during the comparable quarters. The stable investment spread, combined with growth in invested assets, contributed to the increase in fixed investment margin.

The ratio of operating expenses to average assets improved to .51% for the six months ended June 30, 1996 from .53% for the same period in 1995 due to an increase in average assets, which more than offset an $8 million increase in operating expenses related to the growth in business. The ratio of policyholder surrenders to average fixed deferred annuity liabilities increased to 5.31% for the first six months of 1996 compared to 3.99% for the same period in 1995. The increase was primarily due to policyholders' increased interest in variable investment options, lower fixed interest crediting rates, and an increase in systematic withdrawals.

Consumer Finance

                                 Six Months Ended        Quarter Ended
                                     June 30,               June 30,
($ in millions)                  1996        1995       1996        1995

Segment earnings               $    59     $   122    $    31     $    62
Finance receivables              8,053       8,335      8,053       8,335
Yield on finance receivables     18.13%      17.95%     18.13%      17.95%
Loss-adjusted yield on
 finance receivables             12.72       15.07      12.80       15.01
Operating expenses             $   259     $   219    $   129     $   111
Operating expense ratio           6.29%       5.21%      6.50%       5.28%

As expected, segment earnings were below prior period levels, reflecting a significant decline in credit quality in the last six months of 1995, and

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


subsequent corrective actions to improve credit quality. Segment earnings for the six months ended June 30, 1996 decreased $63 million, or 52%, from the same period a year ago. For second quarter 1996, segment earnings were down







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

$31 million, or 50%, compared to second quarter 1995. The declines were primarily due to increased provision for loan losses, minimal growth in finance charges due to lower finance receivables, and increased operating expenses.

Total finance receivables at June 30, 1996 decreased $357 million from December 31, 1995 and $282 million from June 30, 1995. Real estate secured consumer loans increased to $3.1 billion at June 30, 1996 from $2.9 billion at December 31, 1995 and June 30, 1995, primarily due to a second quarter 1996 purchase of a $200 million block of receivables. Other lines of receivables decreased as compared to December 31, 1995 and June 30, 1995, due to management s action program to improve credit quality.

An 18 basis point improvement in yield on finance receivables for the three months and six months ended June 30, 1996, compared to the same periods of 1995, contributed to a $5 million increase in year-to-date finance charge revenues although average finance receivables decreased during the same period. Finance charge revenues for second quarter 1996 decreased $7 million compared to the prior year period, due to lower average finance receivables, partially offset by the higher yield.

The Consumer Finance segment's strategy in recent years has emphasized improvement of loss-adjusted yield (yield less net charge off percentage) by extending credit to customers with risk characteristics somewhat higher than those traditionally serviced by the company. As expected, growth in higher-yielding finance receivables adversely affected credit quality; however, the delinquencies and charge offs experienced by this segment sharply increased to greater than anticipated levels beginning in third quarter 1995. As a result, loss-adjusted yield on finance receivables decreased 235 basis points in the six months ended June 30, 1996 compared to the same period in 1995.

In response to this unanticipated increase in delinquencies and charge offs, a comprehensive review of the Consumer Finance segment's loan portfolio was initiated in fourth quarter 1995. This review, which consisted of extensive internal analysis, together with credit loss development projections supplied by outside credit consultants, indicated a need for an increase in the allowance for finance receivable losses. A $216 million increase in the allowance was recorded in fourth quarter 1995. In addition, the company adopted an action program for improving credit quality that included raising underwriting standards, expanding the use of credit scoring, and slowing branch expansion and receivable growth (other than real estate loan growth),

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


while stressing collections and improved branch office training. This action program is being accomplished primarily by redirecting segment resources rather than employing additional resources.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Information regarding the provision for finance receivable losses and charge offs was as follows:

                                   Six Months Ended       Quarter Ended
                                      June 30,               June 30,
($ in millions)                    1996        1995      1996        1995

Provision for finance
 receivable losses                $ 211       $ 147     $ 102       $  75

Charge offs, net of recoveries      221         117       107          61
Net charge offs as percentage
 of average finance receivables    5.41%       2.88%     5.33%       2.94%

Compared to the same periods of 1995, the provision for finance receivable losses increased $64 million, or 43%, for the six months ended June 30, 1996 and $27 million, or 37%, for the quarter then ended. The increases were due to higher net charge offs, partially offset by a decrease in the amounts provided for the allowance for finance receivable losses. Net charge offs as a percentage of average finance receivables improved from 6.04% and 5.50% for the quarters ended December 31, 1995 and March 31, 1996, respectively.

Information  regarding  the  allowance   for  finance  receivable  losses  and
delinquencies was as follows:

                                    June 30,     December 31,     June 30,
($ in millions)                       1996           1995           1995

Allowance for finance receivable
 losses                              $ 482          $ 492          $ 256
Allowance as percentage of
  finance receivables                 5.99%          5.85%          3.07%

Delinquencies as percentage of
 finance receivables                  3.99%          4.11%          3.04%

The  allowance  for  finance  receivable losses  decreased  $10  million  from
December 31, 1995 to June 30, 1996, while it increased as a percentage of finance receivables by 14 basis points, as a result of the decline in finance receivables. Delinquencies as a percentage of finance receivables improved

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


from December 31, 1995 to June 30, 1996, primarily as a result of the action program to improve credit quality. Management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge offs.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Operating expenses increased $40 million, or 19%, for the six months ended June 30, 1996, compared to the same period in 1995. Operating expenses as a percentage of average finance receivables increased 108 basis points for the same periods, due to the higher expenses and a decrease in finance receivables. The increase in operating expenses reflects lower deferrals of loan origination costs, higher salaries to support branch expansion and account growth that occurred in 1994 and 1995, and increased collection efforts associated with the higher levels of delinquent receivables. Operating expenses for the quarter ended June 30, 1996 included $7 million of non-recurring expenses related to marketing initiatives that have either been restructured or discontinued based on the comprehensive review of operations. This review and the decrease in finance receivables during 1996 resulted in a second quarter workforce reduction of approximately 450 positions throughout the United States, primarily through attrition.

Management believes the improvement programs implemented in late 1995 and throughout 1996 will continue to address the overall credit quality issues and lead to further expense reductions. During the second half of the year, charge offs and provisions for losses are expected to moderate. However, adverse changes in general economic conditions, which include the recent increase in the level of personal bankruptcies, could negatively impact expected results.

Life Insurance

                                  Six Months Ended      Quarter  Ended
                                      June 30,              June 30,
($ in millions)                   1996        1995     1996         1995

Segment earnings                 $  191      $  170   $  100       $   86
Revenues
 Premiums                           838         712      426          373
 Net investment income              759         673      387          358
Insurance and annuity benefits      914         812      450          434
Operating expense ratio           15.77%      12.97%   16.80%       13.27%

Results for the first half of 1996 for the Life Insurance segment reflect six months of operations for Franklin Life, acquired January 31, 1995, and four months of operations for Independent, acquired February 29, 1996. Increases

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


in segment earnings of $21 million, or 12%, segment revenues (consisting principally of premiums and net investment income) of $217 million, or 15%, and insurance and annuity benefits of $102 million, or 12%, were primarily due to the acquisitions. For second quarter 1996, the increase in insurance and annuity benefits was partially offset by reinsurance of the credit life and health lines of business at Franklin Life.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The ratio of operating expenses to direct premiums and deposits increased in the first six months of 1996 compared to the same period of 1995, reflecting Independent's higher overall expense ratio and a lower level of annuity deposits in two operating companies.

Information regarding sales and deposits was as follows:

                                 Six Months Ended         Quarter Ended
                                     June 30,                June 30,
(In millions)                    1996        1995       1996         1995

Sales
 Life insurance                   $153        $185       $ 84         $ 94
 Annuities                         163         324         79          158
Deposits
 Life insurance                    339         329        169          158
 Annuities                         227         371        118          199

Strict adherence to pricing standards, which is essential to long-term profitability objectives, has caused short-term pressure on both life insurance and annuity sales in 1996. Life insurance sales for the first six months of 1996 were 17% below comparable 1995 sales due to price competition in higher-end products and major changes in field administration systems. Annuity sales for the six months ended June 30, 1996 were 50% below comparable prior year sales, primarily due to increasingly competitive market conditions related to interest crediting rates. The lower 1996 sales resulted in a reduction in the deferral of acquisition costs for the six months ended June 30, 1996 compared to the same period in 1995. Annuity deposits for such periods decreased 39%, primarily due to lower fixed and variable annuity sales.

Selected balance sheet information was as follows:

                                                  June 30,    December 31,
(In millions)                                       1996          1995

Invested assets                                    $19,659       $19,444
Cost of insurance purchased                            776           504

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


Insurance and annuity liabilities                   18,520        17,403

Excluding the fair value adjustment related to fixed maturity securities, the Life Insurance segment's invested assets increased $1.2 billion, cost of insurance purchased increased $127 million, and insurance and annuity liabilities increased $1.1 billion from December 31, 1995 to June 30, 1996, primarily due to the acquisition of Independent.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Guaranty Associations. State guaranty fund expense included in operating costs and expenses was $4 million and $3 million for the six months ended June 30, 1996 and 1995, respectively. Amounts assessed American General's life insurance and annuity subsidiaries by state life and health insurance guaranty funds resulting from past industry insolvencies were $7 million during the first six months of 1996, compared to $12 million for the same period in 1995. These assessments are expected to be partially recovered against the payment of future premium taxes.

At June 30, 1996, the accrued liability for anticipated assessments was $50 million, compared to $51 million at December 31, 1995. The company has recorded receivables of $45 million at June 30, 1996, compared to $44 million at December 31, 1995, for expected recoveries against the payment of future premium taxes.


                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, policy loans, and investment real estate. The company reviews invested assets on a regular basis and records write-downs for declines in fair value below cost that are considered other than temporary.

Fair Value of Securities (SFAS 115). An increase in market interest rates and resulting decreases in bond values during the first six months of 1996 caused an $821 million decrease in shareholders' equity related to the fair value adjustment to fixed maturity securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", at June 30, 1996. The components of the adjustment to report fixed maturity and equity securities at fair value at June 30, 1996 and December 31, 1995, and the change, were as follows:

                                     June 30,     December 31,
(In millions)                          1996           1995         Change

Fair value adjustment to fixed
 maturity securities                  $   619       $ 2,623       $(2,004)

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


Adjusted by:
  Decrease in DPAC/CIP                   (261)       (1,061)          800
  Increase in deferred income taxes      (138)         (586)          448
Equity in WNC's unrealized gains           28            93           (65)
Net unrealized gains on fixed
  maturity securities                     248         1,069          (821)
Net unrealized gains on equity
  securities                               20            31           (11)
     Net unrealized gains on
       securities                     $   268       $ 1,100       $  (832)





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

Fixed Maturity Securities. Fixed maturity securities represented 86% of invested assets at June 30, 1996. Fixed maturity securities are carried at fair value. Information regarding the fixed maturity securities portfolio, which included bonds and redeemable preferred stocks, at June 30, 1996 was as follows:

                                   June 30,               Average Credit
(In millions)                        1996         %           Rating

Investment grade                   $ 24,413       67%          A
Mortgage-backed                      10,807       29           AAA
Below investment grade                1,517        4           BB-
 Total fixed maturities            $ 36,737      100%          AA-

Collateralized mortgage obligations (CMOs) are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. CMOs represented 89% and 90% of mortgage-backed securities at June 30, 1996 and December 31, 1995, respectively.

At June 30, 1996, below investment grade fixed maturity securities, those rated below BBB-, were $1.5 billion compared to $1.4 billion at December 31, 1995. These investments represented 4% of total fixed maturity securities at both balance sheet dates. Net income from below investment grade fixed maturity securities, including realized investment gains and losses, was $44 million and $37 million for the first six months of 1996 and 1995, respectively.

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, represented .01% of total fixed maturity securities at June 30, 1996

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


and December 31, 1995.















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Mortgage Loans. Mortgage loans on real estate totaled 7% of invested assets at June 30, 1996. Information regarding the mortgage loan portfolio at June 30, 1996 was as follows:

                                June 30,       Non-Performing Loans
(In millions)                     1996           Amount        %

Commercial                       $3,197           $183        5.7%
Residential                          70              3        4.1%
Allowance for losses                (83)           (28)
  Total mortgage loans           $3,184           $158

Non-performing mortgage loans include loans delinquent 60 days or more and commercial loans that have been restructured. These loans represented 5.7% of total commercial loans at June 30, 1996, compared to 5.5% at December 31, 1995. The increase in non-performing loans was a result of the Independent acquisition.

At June 30, 1996, $251 million of performing commercial mortgage loans were included on the company's watch list because they were either delinquent 30-59 days, the borrower was in bankruptcy, or the loan was potentially under-collateralized. This amount compares to $263 million at year-end 1995. While the watch list loans may be predictive of higher non-performing loans in the future, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

Investment Real Estate. Investment real estate totaled 1% of invested assets at June 30, 1996 and December 31, 1995. The breakdown of investment real estate was as follows:

                                        June 30,       December 31,
(In millions)                             1996             1995

Land development projects                $  360           $  366
American General Center, Houston            114              115

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


Income-producing real estate                 69               56
Foreclosed real estate                       91               75
Allowance for losses                        (28)             (35)
  Total investment real estate           $  606           $  577

The increases in income-producing and foreclosed real estate primarily related to the acquisition of Independent and foreclosures of $14 million in 1996.

American General's principal exposure  to environmental regulation arises from
its   ownership  of  investment  real  estate.    Probable  costs  related  to
environmental cleanup are immaterial.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Realized Investment Gains. Realized investment gains (losses) were as follows:

                                      Six Months Ended     Quarter  Ended
                                          June 30,             June 30,
(In millions)                         1996        1995     1996      1995

Sales of fixed maturity securities   $ (34)      $ (11)   $ (37)    $  (3)
Calls of fixed maturity securities      18           7        7         5
Sales/calls of equity securities        40           -       24         -
Write-downs/reserve increases           (5)        (12)      (1)      (13)
Other                                   13          19       12        12
  Total realized investment gains    $  32       $   3    $   5     $   1

Write-downs and reserve increases primarily related to mortgage loans for the six months ended June 30, 1996 and to investment real estate in the comparable prior period.


                               CAPITAL RESOURCES

Corporate Debt. Corporate debt is incurred primarily to fund acquisitions, the share buyback program, and capital needs of subsidiaries. Corporate debt increased $124 million from December 31, 1995 to June 30, 1996, primarily due to $139 million in short-term debt used to finance the cash portion of the Independent acquisition. Interest expense on corporate debt decreased $22 million, or 27%, for the six months ended June 30, 1996 compared to the same period in 1995, primarily due to higher average short-term borrowings in the first six months of 1995 due to the initial financing of the Franklin Life acquisition. The company issued preferred securities of a subsidiary in 1995 to refinance a portion of this and other short-term debt.

The ratio of corporate debt to corporate capital (excluding the fair value adjustment related to fixed maturity securities) was 24.2% at June 30, 1996, compared to 24.0% at December 31, 1995. Management expects to maintain the

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


ratio at or below 25% in 1996.

Consumer Finance Debt. The capital of American General's Consumer Finance segment varies directly with the amount of finance receivables outstanding. The mix of capital between debt and equity is based primarily on maintaining leverage that supports cost-effective funding. Consumer finance debt decreased $373 million from December 31, 1995 to June 30, 1996, due to the decline in finance receivables. Interest expense on Consumer Finance debt decreased $8 million, or 3%, for the six months ended June 30, 1996 compared to the same period in 1995, primarily due to the lower average borrowings.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Shareholders' Equity. Shareholders' equity decreased from $5.8 billion at December 31, 1995 to $5.3 billion at June 30, 1996, primarily due to the $832 million decrease in net unrealized gains on securities, partially offset by issuances of stock in connection with the acquisition of Independent. The issuances consisted of 3.7 million shares of common stock from treasury, which increased shareholders' equity by $138 million, and 2.3 million shares of American General 7% mandatorily convertible preferred stock, which increased shareholders' equity by $85 million.

Due to the requirements of certain accounting rules, shareholders equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities (see "Investments - Fair Value of Securities (SFAS 115)" on page 16).


                                   LIQUIDITY

Management believes that the overall sources of cash and liquidity available to the company and its subsidiaries will continue to be sufficient to satisfy its foreseeable financial obligations.

Parent Company Cash Flows
                                                    Six Months Ended
                                                        June 30,
(In millions)                                      1996         1995

Net operating cash flows                           $187         $ 65
Dividends paid by Life Insurance and
 Retirement Annuities segments                      163            -
Dividends paid by Consumer Finance segment           57           70

Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used to fund interest obligations,

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


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

During the first six months of 1996, the Life Insurance and Retirement Annuities segments paid $183 million of cash dividends to AGC Life, a subsidiary of American General. Of this amount, $20 million was used by AGC Life to reduce intercompany borrowings and the remaining $163 million was dividended to American General. During the first six months of 1995, the Life Insurance and Retirement Annuities segments paid $117 million of cash





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

dividends  to  AGC  Life,  all  of  which  was  used  to  reduce  intercompany borrowings. The increase in dividends paid by the Life Insurance and Retirement Annuities segments is primarily attributable to cash dividends paid by Franklin Life in the first six months of 1996.

Segment Cash Flows
                                                    Six Months Ended
                                                        June 30,
(In millions)                                      1996         1995

Life Insurance and Retirement Annuities
 Cash provided by operating activities             $778         $761
 Cash provided by fixed policyholder account
   deposits, net of withdrawals                      92          690
 Variable account deposits, net of withdrawals      908          555
Consumer Finance
 Cash provided by operating activities              335          377

Net cash flows generated by the Life Insurance and Retirement Annuities segments include cash provided by operating activities and cash provided by fixed policyholder account deposits, net of withdrawals. The $17 million increase in cash provided by operating activities was primarily due to an increase in premiums and net investment income in the first six months of 1996, partially offset by an increase in insurance and annuity benefits. The decrease of $598 million in cash provided by fixed policyholder account deposits, net of withdrawals, was primarily due to policyholders' increased demand for variable accounts. Variable account deposits, net of withdrawals, related to Separate Accounts that are not included in the consolidated condensed statement of cash flows, increased $353 million in the first six months of 1996 compared to the same period of 1995.

The Consumer Finance segment's cash provided by operating activities decreased

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


$42 million for the first six months of 1996 compared to the first six months of 1995, primarily due to higher operating expenses.

Investing  Activities.   Cash flows  related to  investing activities  were as
follows:
                                                       Calls, Maturities,
                                     Purchases             and Sales
                                 Six Months Ended       Six Months Ended
(In millions)                         June 30,              June 30,
                                 1996        1995       1996        1995
Fixed maturity securities       $4,646      $3,832     $4,041      $2,153
Mortgage loans                     229          95        199         174
Equity securities                    1          20        145         105
Other                               38          31         80         128
  Total                         $4,914      $3,978     $4,465      $2,560





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Income Taxes Paid. In the first six months of 1996, the company paid income taxes of $153 million compared to $91 million for the same period in 1995. The increase in income taxes paid is primarily due to a tax refund received in 1995 resulting from the 1994 capital gains offset program.

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and to provide an additional source of cash for operating requirements. At June 30, 1996, committed credit facilities totaled $3.1 billion; there were no outstanding borrowings under these facilities.

Share Buyback. During the first six months of 1996, the company purchased 2.4 million shares of its common stock at a cost of $87 million, pursuant to its share buyback program.


                          FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the company's products; adverse litigation results; and failure to achieve the company's anticipated levels of expense savings from cost-saving initiatives. The Consumer Finance segment's future results also could be adversely affected if finance receivable volume is lower than anticipated (which could occur, for example, as a result of the company's recently implemented action program to

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


tighten underwriting standards) or if, despite the company's initiatives to improve credit quality, finance receivable delinquencies and net charge offs fail to trend downward to the extent anticipated by management. Investors are also directed to other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.
















                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the company's 1995 Form 10-K, American General and certain of its subsidiaries are parties to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that ultimately will be paid, if any, arising from these lawsuits and proceedings will have no material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

Item 4.  Submission of Matters to a Vote of Security Holders.

Election  of Directors.  American General's Annual Meeting of Shareholders was
held  on April  25,  1996.   The  following directors,  constituting  American
General's entire board, were elected to terms ending in 1997:

                                     Number of        Number of
Name                                 Votes For      Votes Withheld
J. Evans Attwell                    178,240,286       4,310,103
Brady F. Carruth                    179,790,311       2,760,078
W. Lipscomb Davis Jr.               179,805,667       2,744,722
Robert M. Devlin                    179,729,190       2,821,199
Harold S. Hook                      178,195,797       4,354,592
Larry D. Horner                     179,780,428       2,769,961

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996


Richard J. V. Johnson               179,802,029       2,748,360
Jon P. Newton                       179,753,123       2,797,266
Robert E. Smittcamp                 179,814,263       2,736,126
Anne M. Tatlock                     179,757,391       2,792,998

Independent Auditors.   The  appointment of Ernst  & Young LLP  as Independent
Auditors was ratified with 181,737,491 votes for, 404,070 votes against, and 408,828 abstentions.














Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12     Computation of Ratio  of Earnings to  Fixed
                    Charges and  Ratio of Earnings  to Combined
                    Fixed    Charges   and    Preferred   Stock
                    Dividends.

     Exhibit 27     Financial Data Schedule.



b.   Reports on Form 8-K.

     None.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996

























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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  August 9, 1996

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1996

























                                 EXHIBIT INDEX



   Exhibit

     11             Computation of Earnings per Share.

     12             Computation of Ratio  of Earnings to  Fixed
                    Charges and  Ratio of Earnings  to Combined
                    Fixed    Charges   and    Preferred   Stock
                    Dividends.

     27             Financial Data Schedule.