Form 10-Q
period 1996-09-30
AMERICAN GENERAL CORP /TX/
filed 1996-11-14
CIK 5103

AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1996

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

Yes   X  .     No      .

As of October 31, 1996, there were 203,365,331 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the nine
                    months and quarter ended September 30, 1996
                    and 1995 .........................................  2

                  Consolidated Balance Sheet at September 30, 1996
                    and December 31, 1995 ............................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the nine months ended September 30, 1996
                    and 1995 .........................................  4

                  Notes to Consolidated Financial Statements .........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............  9


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 25

         Item 6.  Exhibits and Reports on Form 8-K ................... 25

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                     Nine Months Ended      Quarter Ended
                                       September 30,        September 30,
                                      1996        1995      1996      1995
Revenues
 Premiums and other considerations. $ 1,478     $ 1,297   $   502   $   455
 Net investment income ............   2,437       2,291       817       797
 Finance charges ..................   1,093       1,113       359       384
 Realized investment gains ........      57           8        25         5
 Equity in earnings of Western
  National Corporation ............      27          31        10        10
 Other ............................      65          78        12        22
     Total revenues ...............   5,157       4,818     1,725     1,673

Benefits and expenses
 Insurance and annuity benefits ...   2,302       2,173       764       757
 Policyholder dividends ...........      68          66        23        25
 Operating costs and expenses .....     830         726       278       250
 Commissions ......................     401         388       138       128
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............     (49)       (128)      (13)      (39)
 Provision for finance receivable
  losses ..........................     301         261        90       114
 Interest expense
  Corporate .......................      92         123        31        40
  Consumer Finance ................     369         386       122       131
     Total benefits and expenses ..   4,314       3,995     1,433     1,406

Earnings
 Income before income tax expense..     843         823       292       267
 Income tax expense ...............     305         277        110       78
 Income before net dividends on
  preferred securities of
  subsidiaries ....................     538         546       182       189
 Net dividends on preferred
  securities of subsidiaries ......      29          10        10         8
     Net income ................... $   509     $   536   $   172   $   181

Net income per share .............. $  2.42     $  2.59   $   .82   $   .86

Dividends paid per common share ... $   .98     $   .93   $   .33   $   .31

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996


Average fully diluted shares
  outstanding (in thousands) ...... 213,935     208,163   213,437   211,817

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                      (In millions, except share amounts)

                                                 September 30,  December 31,
                                                     1996           1995
Assets
 Investments
  Fixed maturity securities (amortized cost:
   $36,403; $34,590) ............................    $37,122       $37,213
  Mortgage loans on real estate .................      3,153         3,041
  Equity securities (cost: $109; $138) ..........        133           186
  Policy loans ..................................      1,705         1,605
  Investment real estate ........................        608           577
  Other long-term investments ...................        180           179
  Short-term investments ........................        189           103
      Total investments .........................     43,090        42,904
 Cash ...........................................        173           161
 Finance receivables, net .......................      7,743         7,918
 Investment in Western National Corporation .....        481           407
 Deferred policy acquisition costs ..............      2,310         1,625
 Cost of insurance purchased ....................        822           504
 Acquisition-related goodwill ...................        562           577
 Other assets ...................................      2,087         1,887
 Assets held in Separate Accounts ...............      7,077         5,170
      Total assets ..............................    $64,345       $61,153

Liabilities
 Insurance and annuity liabilities ..............    $39,883       $37,983
 Debt (short-term)
  Corporate ($755; $553) ........................      1,927         1,723
  Consumer Finance ($2,701; $2,490) .............      7,331         7,470
 Income tax liabilities .........................        898         1,268
 Other liabilities ..............................      1,125         1,009
 Liabilities related to Separate Accounts .......      7,077         5,170
      Total liabilities .........................     58,241        54,623

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................        486           485
    Convertible .................................        245           244
      Total redeemable equity ...................        731           729

Shareholders' equity
 Mandatorily convertible preferred stock
  (shares issued and outstanding:  2,317,701) ...         85             -

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996


 Common stock (shares issued:  220,122,120;
  outstanding:  203,624,209; 203,948,246) .......        398           364
 Net unrealized gains on securities .............        290         1,100
 Retained earnings ..............................      5,092         4,787
 Cost of treasury stock .........................       (492)         (450)
      Total shareholders' equity ................      5,373         5,801
      Total liabilities and equity ..............    $64,345       $61,153

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                       Nine Months Ended
                                                         September 30,
                                                        1996        1995
Operating activities
       Net cash provided by operating activities ...  $ 1,477     $ 1,432

Investing activities
 Investment purchases ..............................   (6,853)     (5,842)
 Investment calls, maturities, and sales ...........    6,150       4,026
 Finance receivable originations or acquisitions ...   (3,860)     (4,482)
 Finance receivable principal payments received ....    3,730       3,681
 Finance receivables sold through securitization ...        -         100
 Net (increase) decrease in short-term investments .      (83)         96
 Investment in Western National Corporation ........     (126)          -
 Acquisition of Independent ........................     (106)          -
 Acquisition of Franklin Life ......................        -        (920)
 Other, net ........................................     (152)       (152)
       Net cash used for investing activities ......   (1,300)     (3,493)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    1,934       2,241
   Policyholder account withdrawals ................   (1,793)     (1,264)
      Total Retirement Services and Life Insurance        141         977
 Consumer Finance
   Net increase (decrease) in short-term debt ......      211        (186)
   Long-term debt issuances ........................       73       1,503
   Long-term debt redemptions ......................     (426)       (842)
      Total Consumer Finance .......................     (142)        475
 Corporate
   Net increase (decrease) in short-term debt ......      202        (256)
   Long-term debt issuances ........................        -         433
   Long-term debt redemption .......................        -        (100)
   Issuance of preferred securities of subsidiaries,
    net of commissions paid
     Non-convertible ...............................        -         485
     Convertible ...................................        -         244
   Common stock dividend payments ..................     (200)       (190)
   Preferred stock dividend payments ...............       (3)          -
   Common stock purchases ..........................     (152)          -
   Other, net ......................................      (11)          4
      Total Corporate ..............................     (164)        620
       Net cash provided by (used for)
        financing activities .......................     (165)      2,072

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996


Net increase in cash ...............................       12          11
Cash at beginning of period ........................      161          45
Cash at end of period ..............................  $   173     $    56

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   217     $   166
   Interest
     Corporate .....................................       96         115
     Consumer Finance ..............................      369         365
   Dividends on preferred securities of
    subsidiaries ...................................       43          14

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1996

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation ("American General" or "the company") and its subsidiaries have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at September 30, 1996, the consolidated results of operations for the three months and nine months ended September 30, 1996 and 1995, and the consolidated cash flows for the nine months ended September 30, 1996 and 1995.

     To conform with the 1996 presentation, certain items in the prior period have been reclassified.

2. New Accounting Standard. In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides accounting standards for determining whether transfers of financial assets are treated as sales or secured borrowings. The statement must be applied prospectively to all applicable transactions occurring after December 31, 1996; however, application of certain provisions may be delayed pending approval by the FASB. Earlier or retroactive application is not
     permitted.   The  company  does  not  anticipate  a  material  effect  on consolidated results of operations and financial position related to adoption of this statement.

3.   Acquisitions.

     Western National Corporation. On September 17, 1996, American General acquired 7.25 million shares of Western National Corporation (WNC) Series A Participating Convertible Preferred Stock. AGC paid a net purchase price of $126.1 million, which reflected an agreed-upon gross price of $130 million, or $17.92 per share, less a 3% discount since WNC did not incur customary stock issuance costs. The acquisition increased American General's equity ownership in WNC from 40% to 46.2% on a fully diluted basis. For accounting purposes, the acquisition was recorded on an equity basis, using the purchase method. Allocation of the purchase price to WNC's individual assets and liabilities, based on their fair values as of the acquisition date, is in process.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 1.  Financial Statements (continued).

     Independent Insurance Group, Inc. On February 29, 1996, American General, through its wholly-owned subsidiary, AGC Life Insurance Company (AGC Life), acquired Independent Insurance Group, Inc. (Independent) for $362 million. Prior to closing, Independent shareholders could elect to exchange each share of Independent stock for $27.50 in cash, .7480 share of American General common stock, or .7480 share of American General 7% mandatorily convertible preferred stock. The exchange ratio of $36.725 per share was based on the average market price of American General common stock during the ten trading days ending on and including the fifth trading day prior to closing. The consideration at closing consisted of: 1) $139 million of cash (38%), 2) 3.7 million shares of common stock (38%), and 3) 2.3 million shares of preferred stock (24%).

     The acquisition was accounted for using the purchase method, and the results of operations of Independent were included in the company's consolidated statement of income from the date of acquisition. The acquired assets and liabilities were reflected in American General's consolidated balance sheet as of February 29, 1996, at management's best estimate of their fair values. Evaluation of fair values assigned to Independent's assets and liabilities, primarily related to investment real estate, insurance reserves, and litigation liabilities, is continuing, and allocation of the purchase price may be adjusted when additional information is available.

     Noncash investing and financing activities related to the acquisition of Independent that are not reflected in the consolidated condensed statement of cash flows for the nine months ended September 30, 1996 were as follows:

     (In millions)

     Fair value of assets acquired, excluding $34 million
      of cash                                                      $ 1,358
     Liabilities assumed                                            (1,029)
     Issuance of common treasury shares                               (138)
     Issuance of mandatorily convertible preferred stock               (85)
       Net cash paid for acquisition of Independent                $   106

     Franklin Life Insurance Company. On January 31, 1995, American General, through AGC Life, acquired American Franklin Company (AFC), the holding company of The Franklin Life Insurance Company (Franklin Life). The following unaudited proforma information presents the consolidated results of operations of the company and AFC for the nine months ended September 30, 1995. The proforma information is presented as if the acquisition and its permanent financing had been effective at January 1, 1995. This information is intended for informational purposes only and may not necessarily be indicative of American General's future results of operations.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 1.  Financial Statements (continued).

                                                       Proforma
                                                  Nine Months Ended
                                                  September 30, 1995
     (In millions, except share data)

     Total revenues                                    $  4,898
     Income before income tax expense                  $    841
     Income before net dividends on
       preferred securities of subsidiaries            $    558
     Net income                                        $    533
     Net income per share                              $   2.56
     Average fully diluted shares
       outstanding (thousands)                          208,163

     Included in net income above are aftertax realized gains of $5 million.

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

5. Derivative Financial Instruments. During the nine months ended September 30, 1996, the company entered into interest rate swap agreements with a total notional amount of $44.5 million to convert specific investment securities from a floating to a fixed-rate basis, or vice versa. No other transactions involving derivative financial instruments were entered into during the period. Derivative financial instruments related to investment securities did not have a material effect on net investment income during the nine months ended September 30, 1996 or 1995. Derivative financial instruments related to debt securities did not have a material effect on the weighted-average borrowing rate or reported interest expense during the nine months ended September 30, 1996 or 1995.

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

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 1.  Financial Statements (continued).

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

     In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. On June 30, 1993, a suit for refund was filed in the United States Court of Federal Claims. On February 7, 1996, the court ruled in favor of the company on all legal issues related to this contingency, and a judgment was entered in favor of the company on July 7, 1996. The government has notified the court that it will appeal this judgment; however, the company intends to pursue a full refund of the amounts paid. Accordingly, no provision has been
     made   in  the   consolidated  financial   statements  related   to  this
     contingency.

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

7. Status of Federal Tax Return Examinations. The company and the majority of its subsidiaries file a consolidated federal income tax return. The IRS is currently examining the company's tax returns for 1988 through 1992. One issue from prior tax returns has been the subject of litigation, as described in Note 6.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 1.  Financial Statements (continued).

8. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were as follows:

                                         Nine Months Ended   Quarter Ended
                                           September 30,     September 30,
                                          1996       1995     1996   1995
     Ratio of Earnings to Fixed
      Charges:
       Consolidated operations .........  2.71       2.52    2.78    2.48
       Consolidated operations,
        corporate fixed charges only ...  8.39       6.74    8.52    7.04
       American General Finance, Inc. ..  1.42       1.65    1.55    1.45

     Ratio of Earnings to Combined
      Fixed Charges and Preferred
      Stock Dividends:
       Consolidated operations .........  2.46       2.45    2.52    2.33
       Consolidated operations,
        corporate fixed charges and
        preferred stock dividends only .  5.87       6.09    5.91    5.53





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's consolidated results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1995 Annual Report to Shareholders, including the Management's Discussion and Analysis on pages 16 through 25 thereof, and the company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 9 of this Quarterly Report on Form 10-Q.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                      CONSOLIDATED RESULTS OF OPERATIONS

                                   Nine Months Ended       Quarter Ended
(In millions,                        September 30,         September 30,
except share data)                 1996         1995      1996       1995

Net income                        $ 509        $ 536     $ 172      $ 181
Net income per share              $2.42        $2.59     $ .82      $ .86

Net income for the nine months and quarter ended September 30, 1996 decreased 5% compared to the same periods in the prior year. This decrease was due to lower earnings in the Consumer Finance segment, partially offset by the contribution from two recently acquired subsidiaries in the Life Insurance segment (Franklin Life in first quarter 1995 and Independent in first quarter
1996), as well as growth in the Retirement Services segment (formerly the Retirement Annuities segment). Net income also included a $32 million increase in net realized investment gains for the nine months ended September 30, 1996 compared to the same period in 1995, and a $13 million increase for the quarters then ended. Additionally, net income reflected an $18 million aftertax loss in the current quarter on certain assets held for sale, related to a small life insurance subsidiary and a portfolio of commercial mortgage loans.

Net income per share for the nine months and quarter ended September 30, 1996 decreased 7% and 5%, respectively, compared to the same periods of 1995. Net income per share for the year-to-date period decreased to a greater degree than net income, due to the issuances of convertible preferred securities of a subsidiary in June 1995 and mandatorily convertible preferred stock in February 1996.


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

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment earnings were as follows:

                                 Nine Months Ended        Quarter Ended
                                   September 30,          September 30,
(In millions)                    1996         1995      1996         1995

Retirement Services             $ 175        $ 162     $  57        $  54
Consumer Finance                  102          177        43           55
Life Insurance                    296          265       105           95
 Total segment earnings         $ 573        $ 604     $ 205        $ 204


A discussion of each segment's results follows. The reasons for any significant variations between the quarters ended September 30, 1996 and 1995 are the same as those discussed below for the respective nine month periods, unless otherwise noted.

Retirement Services

                                 Nine Months Ended        Quarter Ended
                                  September 30,           September 30,
($ in millions)                  1996        1995        1996       1995

Segment earnings               $   175     $   162     $    57    $    54
Assets                         $29,078     $25,905     $29,078    $25,905
Deposits
 Fixed                         $ 1,180     $ 1,279     $   368    $   374
 Variable                      $   917     $   579     $   324    $   203
Net investment income          $ 1,235     $ 1,184     $   413    $   405
Investment spread -
 fixed accounts                   1.82%       1.84%       1.78%      1.84%

Segment earnings for the nine months ended September 30, 1996, compared to the same period of 1995, increased $13 million, or 8%, primarily due to an increase in fixed investment margin (net investment income less interest credited to policyholders), resulting from asset growth over the past twelve months.

Assets (excluding the fair value adjustment related to fixed maturity securities) increased $3.4 billion, or 13%, from September 30, 1995 to September 30, 1996 and $2.5 billion, or 9%, from December 31, 1995, reflecting strong sales and an increase in total deposits. The increase in deposits for the first nine months of 1996 compared to the same period of 1995 reflects an increase in variable account deposits, partially offset by a decrease in fixed deposits, due to policyholders' preference for equity-based investments.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Assets and liabilities related to Separate Accounts increased $2.3 billion from September 30, 1995 to September 30, 1996 and $1.8 billion from December 31, 1995, reflecting both increased sales and the accumulation of investment returns due to the strong performance of the stock market.

Net investment income, the primary component of revenues, increased 4% for the first nine months of 1996 compared to the same period of 1995, reflecting growth in invested assets, partially offset by a decrease in investment yield. Investment yield for the nine months ended September 30, 1996 decreased 17 basis points compared to the nine months ended September 30, 1995 (23 basis points for the comparable quarters). A corresponding reduction of rates credited to policyholders resulted in a decrease in investment spread of only 2 basis points for year-to-date 1996 compared to year-to-date 1995, and a decrease of 6 basis points for the comparable quarters. The relatively stable investment spread, combined with growth in invested assets, contributed to an increase in fixed investment margin.

The ratio of operating expenses to average assets improved to .51% for the nine months ended September 30, 1996 from .53% for the same period in 1995 due to an increase in average assets, which more than offset a $10 million increase in operating expenses related to growth in the business. The ratio of policyholder surrenders to average fixed deferred annuity liabilities increased to 5.20% for the first nine months of 1996 compared to 4.09% for the same period in 1995. The surrender ratio decreased from 5.18% for second quarter 1996 to 4.99% for third quarter 1996. The year-to-date increase was primarily due to policyholders' increased preference for equity-based investments, lower fixed interest crediting rates, and an increase in systematic withdrawals.

Consumer Finance

                                Nine Months Ended        Quarter Ended
                                  September 30,          September 30,
($ in millions)                  1996       1995       1996         1995

Segment earnings               $   102    $   177    $    43      $    55
Finance receivables            $ 8,208    $ 8,445    $ 8,208      $ 8,445
Yield on finance receivables     18.02%     18.04%     17.80%       18.21%
Loss-adjusted yield on
 finance receivables             12.62%     15.05%     12.43%       14.99%
Operating expenses             $   381    $   337    $   122      $   118
Operating expense ratio           6.17%      5.35%      5.93%        5.62%

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment earnings for the nine months ended September 30, 1996 decreased $75 million, or 42%, from the same period a year ago, due to increases in the provision for finance receivable losses and operating expenses, as well as a decrease in finance charge revenues. For third quarter 1996, segment earnings decreased $12 million, or 21%, compared to third quarter 1995. The quarter decline was primarily a result of decreased finance charge revenues and higher income tax expense (due to a non-recurring favorable state income tax adjustment in third quarter 1995), partially offset by a decrease in the provision for finance receivable losses.

Total finance receivables at September 30, 1996 decreased $202 million from December 31, 1995 and $237 million from September 30, 1995. All lines of receivables, except for real estate-secured consumer loans, decreased compared to December 31, 1995 and September 30, 1995, due to management's action program to improve credit quality. Real estate-secured loans increased to $3.4 billion at September 30, 1996 from $2.9 billion at December 31, 1995 and September 30, 1995, primarily due to purchases of real estate-secured receivable portfolios totaling $476 million in second and third quarter 1996.

Finance charge revenues decreased $20 million year-to-date and $25 million for third quarter 1996, compared to the same periods in 1995. The decrease resulted from lower average receivables combined with declines in yield on finance receivables of 2 basis points and 41 basis points, respectively, for the nine months and quarter ended September 30, 1996 compared to the same periods of 1995. The yield declines reflected lower yields in all lines of business, with the change in the portfolio mix to a higher proportion of real estate-secured loans and an increase in finance receivables delinquent 90+ days for which accrual of finance charges has been suspended.

The Consumer Finance segment's strategy in recent years has emphasized improvement of loss-adjusted yield (yield less net charge off percentage) by extending credit to customers with risk characteristics somewhat higher than those traditionally serviced by the company. As expected, growth in higher-yielding finance receivables adversely affected credit quality; however, delinquencies and charge offs sharply increased to greater than anticipated levels beginning in third quarter 1995. As a result, loss-adjusted yield on finance receivables decreased 243 basis points in the nine months ended September 30, 1996, and 256 basis points in the quarter then ended, compared to the same periods in 1995.

In response to this unanticipated increase in delinquencies and charge offs, a comprehensive review of the loan portfolio was initiated in fourth quarter 1995. This review, which consisted of extensive internal analysis, together with credit loss development projections supplied by outside credit consultants, indicated a need for an increase in the allowance for finance receivable losses. A $216 million increase was recorded in fourth quarter

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

1995. In addition, the company adopted an action program for improving credit quality that included raising underwriting standards, expanding the use of credit scoring, slowing branch expansion, stressing collections, improving branch office training, and rebalancing the finance receivable portfolio credit risk. Strategies for rebalancing the portfolio credit risk include slowing growth, de-emphasizing some higher-yielding loans, and increasing the proportion of real estate-secured receivables.

Information regarding the provision for finance receivable losses and charge offs was as follows:

                                   Nine Months Ended       Quarter Ended
                                     September 30,         September 30,
($ in millions)                    1996         1995      1996       1995

Provision for finance
 receivable losses                $ 301        $ 261     $  90      $ 114

Charge offs, net of recoveries    $ 328        $ 181     $ 107      $  64
Net charge offs as percentage
 of average finance receivables    5.40%        2.99%     5.37%      3.22%

Compared to the same periods of 1995, the provision for finance receivable losses recorded in the income statement increased $40 million, or 16%, for the nine months ended September 30, 1996 and decreased $24 million, or 20%, for the quarter then ended. The $40 million increase was due to higher year-to-date net charge offs, partially offset by a $27 million decrease in the allowance provided for finance receivable losses in the nine months ended September 30, 1996 compared to an $80 million increase during the same period in 1995. The $24 million decrease for the quarter was due to a $17 million decrease in the allowance provided for finance receivable losses in third quarter 1996 versus a $50 million increase in third quarter 1995, partially offset by the increase in net charge offs. Net charge offs of $107 million for third quarter 1996 were flat compared to the quarter ended June 30, 1996, while the ratio of net charge offs to average finance receivables was 5.37% compared to 5.33% in second quarter 1996.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Information regarding delinquencies and the allowance for finance receivable losses was as follows:

                                  September 30,  December 31,  September 30,
($ in millions)                       1996           1995          1995

Allowance for finance receivable
 losses                              $ 465          $ 492         $ 306
Allowance as percentage of
 finance receivables                  5.67%          5.85%         3.62%
Delinquencies                        $ 380          $ 386         $ 351
Delinquencies as percentage of
 finance receivables                  4.28%          4.13%         3.75%

The allowance for finance receivable losses decreased $27 million from December 31, 1995 to September 30, 1996, and decreased as a percentage of finance receivables by 18 basis points. Delinquencies as a percentage of finance receivables increased from 3.99% at June 30, 1996. In third quarter 1996, certain private label and credit card portfolios, which the company is no longer marketing, had higher delinquency ratios. However, delinquency ratios have remained relatively stable for real estate-secured loans, which represented 42% of total finance receivables at September 30, 1996, compared to 35% at December 31, 1995. Based on analysis of the receivables portfolio and management's focus on rebalancing the portfolio's credit risk, management believes that the allowance for finance receivable losses is adequate given the current level of delinquencies and net charge offs.

Operating expenses increased $44 million, or 13%, for the nine months ended September 30, 1996, compared to the same period in 1995, and increased 82 basis points, from 5.35% to 6.17%, as a percentage of average finance receivables. The increase reflects lower deferrals of loan origination costs, increased collection efforts associated with the higher levels of delinquent receivables, and higher year-to-date expenses to support branch expansion and account growth that occurred in 1994 and 1995. Operating expenses for the nine months ended September 30, 1996 included $9 million of non-recurring expenses related to marketing initiatives that have either been restructured or discontinued based on the comprehensive review of operations. This review and the decrease in finance receivables during 1996 resulted in a workforce reduction of approximately 800 positions through third quarter 1996.

Management believes the improvement programs implemented in late 1995 and throughout 1996, which emphasize continued improvements in underwriting, intensified collections, increased emphasis on real estate-secured loans, and investment in risk management technology, will address the overall credit quality issues. However, delinquencies have remained at higher than expected

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

levels, indicating that charge offs may continue above historical levels for the near term, rather than moderating during fourth quarter 1996, as previously expected. In addition, adverse changes in credit fundamentals within the consumer finance market, including the recent increase in the level of personal bankruptcies, could negatively impact expected results.

Life Insurance

                                  Nine Months Ended       Quarter Ended
                                    September 30,         September 30,
($ in millions)                   1996         1995      1996       1995

Segment earnings                 $  296       $  265    $  105     $   95
Premiums                         $1,270       $1,098    $  432     $  386
Net investment income            $1,146       $1,033    $  387     $  360
Insurance and annuity benefits   $1,361       $1,255    $  447     $  443
Operating expense ratio           16.15%       12.84%    16.91%     12.58%

Results for the first nine months of 1996 for the Life Insurance segment reflect the operations for Franklin Life, acquired January 31, 1995, and seven months of operations for Independent, acquired February 29, 1996. Increases in segment earnings of $31 million, or 12%, segment revenues (consisting principally of premiums and net investment income) of $294 million, or 13%, and insurance and annuity benefits of $106 million, or 8%, were primarily due to the acquisitions.

The ratio of operating expenses to direct premiums and deposits for the nine months and quarter ended September 30, 1996 increased compared to the same periods of 1995, reflecting Independent's higher overall expense ratio and a lower level of annuity deposits.

Information regarding sales and deposits was as follows:

                                 Nine Months Ended         Quarter Ended
                                   September 30,           September 30,
(In millions)                    1996         1995        1996       1995

Sales
 Life insurance                  $ 228        $ 267       $  75      $  84
 Annuities                       $ 238        $ 452       $  75      $ 130
Deposits
 Life insurance                  $ 506        $ 494       $ 167      $ 165
 Annuities                       $ 330        $ 532       $ 103      $ 161

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life insurance sales for the first nine months of 1996 were 15% below comparable 1995 sales due to price competition in higher-end products and disruptions related to major changes in field administration systems. Annuity sales for the nine months ended September 30, 1996 were 47% below comparable prior year sales, primarily due to increasingly competitive market conditions. The lower 1996 sales resulted in a reduction in the deferral of acquisition costs for the nine months ended September 30, 1996 compared to the same period in 1995. Annuity deposits for such periods decreased 38% due to the lower sales.

Selected balance sheet information was as follows:

                                              September 30,   December 31,
(In millions)                                     1996            1995

Invested assets                                 $ 19,809       $ 19,444
Cost of insurance purchased                     $    822       $    504
Insurance and annuity liabilities               $ 18,702       $ 17,403

Excluding the fair value adjustment related to fixed maturity securities, the Life Insurance segment's invested assets increased $1.3 billion, cost of insurance purchased increased $175 million, and insurance and annuity liabilities increased $1.3 billion from December 31, 1995 to September 30, 1996, primarily due to the acquisition of Independent.

Guaranty Associations. State guaranty fund expense included in operating costs and expenses was $6 million and $4 million for the nine months ended September 30, 1996 and 1995, respectively. Amounts assessed American General's life insurance and annuity subsidiaries by state life and health insurance guaranty funds resulting from past industry insolvencies were $9 million during the first nine months of 1996, compared to $15 million for the same period in 1995. These assessments are expected to be partially recovered against the payment of future premium taxes.

At September 30, 1996, the accrued liability for anticipated assessments was $49 million, compared to $51 million at December 31, 1995. Receivables of $43 million and $44 million were recorded at September 30, 1996 and December 31, 1995, respectively, for expected recoveries against the payment of future premium taxes.


                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, policy loans, and investment real estate. The company reviews invested assets on a regular basis and records write-downs for declines in fair value below cost that are considered other than temporary.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fair Value of Securities (SFAS 115). An increase in market interest rates and resulting decreases in bond values during the first nine months of 1996 caused a $795 million decrease in shareholders' equity related to the fair value adjustment to fixed maturity securities under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," during 1996.

The components of the adjustment to report fixed maturity and equity securities at fair value at September 30, 1996 and December 31, 1995, and the change, were as follows:

                                   September 30,   December 31,
(In millions)                          1996            1995        Change

Fair value adjustment to fixed
 maturity securities                  $   719        $ 2,623      $(1,904)
Adjusted by:
  Decrease in DPAC/CIP                   (309)        (1,061)         752
  Increase in deferred income taxes      (153)          (586)         433
Equity in WNC's unrealized gains           17             93          (76)
Net unrealized gains on fixed
  maturity securities                     274          1,069         (795)
Net unrealized gains on equity
  securities                               16             31          (15)
     Net unrealized gains on
       securities                     $   290        $ 1,100      $  (810)

Accounting  rules do  not  permit adjustment  to fair  value of  the insurance liabilities supported by these securities, thereby creating volatility in shareholders' equity as interest rates change. Care should be exercised in drawing conclusions based on balance sheet amounts that are only partially adjusted to fair value.

Fixed Maturity Securities. Fixed maturity securities represented 86% of invested assets at September 30, 1996. Information regarding the fixed maturity securities portfolio, which included bonds and redeemable preferred stocks, at September 30, 1996 was as follows:

                                 September 30,              Average Credit
(In millions)                        1996           %           Rating

Investment grade                   $ 24,990         67%          A
Mortgage-backed                      10,661         29           AAA
Below investment grade                1,471          4           BB-
 Total fixed maturities            $ 37,122        100%          AA-

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Collateralized mortgage obligations (CMOs) are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. CMOs represented 88% and 90% of mortgage-backed securities at September 30, 1996 and December 31, 1995, respectively.

At September 30, 1996, below investment grade fixed maturity securities, those rated below BBB-, were $1.5 billion compared to $1.4 billion at December 31, 1995. These investments represented 4% of total fixed maturity securities at both balance sheet dates. Net income from below investment grade fixed maturity securities, including realized investment gains and losses, was $69 million and $61 million for the first nine months of 1996 and 1995, respectively.

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, represented .01% or less of total fixed maturity securities at September 30, 1996 and December 31, 1995.

Mortgage Loans. Mortgage loans on real estate totaled 7% of invested assets at September 30, 1996. Information regarding the mortgage loan portfolio at September 30, 1996 was as follows:

                                September 30,    Non-Performing Loans
(In millions)                       1996           Amount        %

Commercial                         $ 3,171         $ 179        5.6%
Residential                             65             4        5.7
Allowance for losses                   (83)          (25)
  Total mortgage loans             $ 3,153         $ 158

Non-performing mortgage loans include loans delinquent 60 days or more and commercial loans that have been restructured. These loans represented 5.6% of total commercial loans at September 30, 1996, compared to 5.5% at December 31, 1995. The increase in non-performing loans was a result of the Independent acquisition.

At September 30, 1996, $298 million of performing commercial mortgage loans were included on the company's watch list because they were either delinquent 30-59 days, the borrower was in bankruptcy, or the loan was potentially under-collateralized. This amount compares to $251 million at June 30, 1996 and $263 million at December 31, 1995. The increase in the watch list amount was primarily due to the addition of a potentially under-collateralized loan for $27 million and loans related to the Independent acquisition. While the watch list loans may be predictive of higher non-performing loans in the future, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investment Real Estate. Investment real estate totaled 1% of invested assets at September 30, 1996 and December 31, 1995. The breakdown of investment real estate was as follows:

                                        September 30,     December 31,
(In millions)                               1996              1995

Land development projects                  $  353            $  366
American General Center, Houston              119               115
Income-producing real estate                   69                56
Foreclosed real estate                         90                75
Allowance for losses                          (23)              (35)
  Total investment real estate             $  608            $  577

The decreases in land development projects and the allowance for losses were due to sales. The American General Center, Houston balance increased due to a land acquisition in third quarter 1996, while income-producing real estate increased related to the acquisition of Independent. Foreclosed real estate primarily increased due to foreclosures totaling $14 million in 1996, partially offset by sales of foreclosed properties.

American General's principal exposure  to environmental regulation arises from
its   ownership  of  investment  real  estate.    Probable  costs  related  to
environmental cleanup are immaterial.

Realized Investment Gains. Realized investment gains (losses) were as follows:

                                      Nine Months Ended     Quarter Ended
                                        September 30,       September 30,
(In millions)                         1996         1995     1996     1995

Sales of fixed maturity securities   $ (24)       $ (11)   $  10    $   -
Calls of fixed maturity securities      20           14        2        7
Sales of equity securities              34            2        -        2
Calls of equity securities              16            3       10        3
Write-downs/reserve increases           (4)         (29)       1      (17)
Other                                   15           29        2       10
  Total realized investment gains    $  57        $   8    $  25    $   5

Write-downs and reserve increases were primarily related to mortgage loans for the nine months ended September 30, 1996 and to investment real estate and mortgage loans in the comparable prior period.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                               CAPITAL RESOURCES

Corporate Debt. Corporate debt is incurred primarily to fund acquisitions, the share buyback program, and capital needs of subsidiaries. Corporate debt increased $204 million from December 31, 1995 to September 30, 1996, primarily due to short-term debt used to finance the purchase of additional shares of Western National Corporation stock and the company's common stock under the share buyback program. Interest expense on corporate debt decreased $31 million, or 25%, for the nine months ended September 30, 1996 compared to the same period in 1995, primarily due to higher average short-term borrowings in the first nine months of 1995 due to the initial financing of the Franklin Life acquisition. The company issued preferred securities of subsidiaries in 1995 to refinance a portion of this and other short-term debt.

The ratio of corporate debt to corporate capital (excluding the fair value adjustment related to fixed maturity securities) was 24.8% at September 30, 1996, compared to 24.0% at December 31, 1995. Management expects to maintain the ratio at or below 25% during the remainder of 1996.

Consumer Finance Debt. The capital of American General's Consumer Finance segment varies directly with the amount of finance receivables outstanding. The mix of capital between debt and equity is based primarily on maintaining leverage that supports cost-effective funding. Consumer finance debt decreased $139 million from December 31, 1995 to September 30, 1996, due to the decline in finance receivables, and increased $234 million from June 30, 1996, due to a $276 million finance receivable portfolio purchase. Interest expense on Consumer Finance debt decreased $17 million, or 5%, for the nine months ended September 30, 1996 compared to the same period in 1995, primarily due to the lower average borrowings.

Shareholders' Equity. Shareholders' equity decreased from $5.8 billion at December 31, 1995 to $5.4 billion at September 30, 1996, primarily due to the $810 million decrease in net unrealized gains on securities, partially offset by issuances of stock in connection with the acquisition of Independent. The issuances consisted of 3.7 million shares of common stock from treasury, which increased shareholders' equity by $138 million, and 2.3 million shares of American General 7% mandatorily convertible preferred stock, which increased shareholders' equity by $85 million.

Due to the requirements of certain accounting rules, shareholders equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities (see "Investments - Fair Value of Securities (SFAS 115)" on page 18).

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                                   LIQUIDITY

Management believes that the overall sources of cash and liquidity available to the company and its subsidiaries will continue to be sufficient to satisfy its foreseeable financial obligations.

Parent Company Cash Flows
                                                   Nine Months Ended
                                                     September 30,
(In millions)                                      1996         1995

Net cash provided by operating activities         $ 404        $ 153
Dividends paid by Life Insurance and
 Retirement Services segments                     $ 301        $  96
Dividends paid by Consumer Finance segment        $ 139        $ 113

Dividends from subsidiaries are the primary source of cash for operating requirements of the company and are used to fund interest obligations, dividends to shareholders, acquisitions, and to buy back the company's common stock. The company's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations. During the first nine months of 1996, the Life Insurance and Retirement Services segments paid $321 million of cash dividends to AGC Life, a subsidiary of American General. Of this amount, $20 million was used by AGC Life to repay intercompany borrowings, and the remaining $301 million was dividended to American General. During the first nine months of 1995, the Life Insurance and Retirement Services segments paid $213 million of cash dividends to AGC Life, of which $117 million was used to reduce intercompany borrowings, and $96 million was paid to American General. The increase in dividends paid by the Life Insurance and Retirement Services segments is primarily attributable to cash dividends paid by Franklin Life in the first nine months of 1996.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment Cash Flows
                                                    Nine Months Ended
                                                      September 30,
(In millions)                                      1996           1995

Life Insurance and Retirement Services
 Net cash provided by operating activities        $1,237         $1,126
 Net cash provided by fixed policyholder
   account deposits, net of withdrawals           $  141         $  977
 Variable account deposits, net of withdrawals    $1,337         $  846
Consumer Finance
 Net cash provided by operating activities        $  477         $  492

Net cash flows generated by the Life Insurance and Retirement Services segments include cash provided by operating activities and cash provided by fixed policyholder account deposits, net of withdrawals. The $111 million increase in cash provided by operating activities was primarily due to an increase in premiums and net investment income, partially offset by an
increase  in insurance  and  annuity benefits  and  operating expenses.    The
decrease of $836 million in cash provided by fixed policyholder account deposits, net of withdrawals, was primarily due to policyholders' increased demand for variable accounts. Variable account deposits, net of withdrawals, related to Separate Accounts that are not included in the consolidated condensed statement of cash flows, increased $491 million in the first nine months of 1996 compared to the same period of 1995.

The Consumer Finance segment's cash provided by operating activities decreased $15 million for the first nine months of 1996 compared to the first nine months of 1995, primarily due to higher operating expenses.

Investing  Activities.   Cash flows  related to  investing activities  were as
follows:
                                                        Calls, Maturities,
                                     Purchases              and Sales
                                 Nine Months Ended      Nine Months Ended
(In millions)                      September 30,          September 30,
                                 1996         1995       1996       1995
Fixed maturity securities       $6,470       $5,619     $5,569     $3,498
Mortgage loans                     311          147        313        229
Equity securities                    1           21        160        123
Other                               71           55        108        176
  Total                         $6,853       $5,842     $6,150     $4,026

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Income Taxes Paid. In the first nine months of 1996, the company paid income taxes of $217 million compared to $166 million for the same period in 1995. The increase in income taxes paid primarily was due to a tax refund received in 1995 resulting from the 1994 capital gains offset program.

Credit Facilities. Committed credit facilities are maintained by American General and certain of its subsidiaries to support the issuance of commercial paper and to provide an additional source of cash for operating requirements. Effective September 26, 1996, the company completed the resyndication of two credit facilities, increasing the facilities to $2.8 billion from $2.4 billion. At September 30, 1996, committed credit facilities totaled $3.5 billion; there were no outstanding borrowings under these facilities.

Share Buyback.   During the first  nine months of 1996,  the company purchased
4.2 million shares of its common stock at a cost of $152 million, pursuant to its share buyback program.


                          FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; competitive, regulatory, or tax changes that affect the cost of or demand for the company's products; adverse litigation results; and failure to achieve the company's anticipated levels of expense savings from cost-saving initiatives. The Consumer Finance segment's future results also could be adversely affected if finance receivable volume is lower than anticipated or if, despite the company's initiatives to improve credit quality, finance receivable delinquencies and net charge offs increase or remain at current levels for a longer period than anticipated by management. Investors are also directed to other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996


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

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12     Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends.

     Exhibit 27     Financial Data Schedule.

b.   Reports on Form 8-K.

     Current Report on Form 8-K dated October 24, 1996, with respect to the issuance of a press release announcing implementation of the company's plan of succession for the Office of the Chairman and election of an additional director.

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996


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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  November 14, 1996

                  AMERICAN GENERAL CORPORATION
                            FORM 10-Q
             For the Quarter Ended September 30, 1996


                                 EXHIBIT INDEX



   Exhibit

     11             Computation of Earnings per Share.

     12             Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends.

     27             Financial Data Schedule.