Form 10-K405
period 1996-12-31
AMERICAN GENERAL CORP /TX/
filed 1997-03-20
CIK 5103

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM .............. TO ..............

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
-------------------------------------  ------------------------------------
                                        {       New York Stock Exchange
    Common Stock, Par Value $.50        {       Pacific Stock Exchange
   Preferred Share Purchase Rights
       (one Right attached to           {       New York Stock Exchange
     each share of Common Stock)        {       Pacific Stock Exchange
   7% Convertible Preferred Stock,
           Par Value $1.50              {       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No  _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value based on published prices as of February 28, 1997 of American General's voting Common Stock held by non-affiliates was approximately $8.7 billion. As of February 28, 1997, there were 200,885,052 shares of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 PART OF THE FORM 10-K
                          DOCUMENT                              INTO WHICH INCORPORATED
                          --------                              -----------------------
Portions of American General's 1996 Annual Report to
  Shareholders                                                      Parts I and II
Portions of American General's definitive Proxy Statement
  dated March 18, 1997, for the Annual Meeting of
  Shareholders to be held April 24, 1997                               Part III

                                                           1996 FORM 10-K

--------------------------------------------------------------------------------
PART I

 ITEM 1. BUSINESS

 GENERAL

   American General Corporation (American General) is one of the nation's largest diversified financial services organizations. American General's operating subsidiaries are leading providers of retirement services, consumer loans, and life insurance. American General was incorporated as a general business corporation in Texas in 1980 and is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

   Financial data of American General and its subsidiaries (collectively, the company) included in this Form 10-K includes the operations of The Independent Life and Accident Insurance Company, acquired February 29, 1996, and The Franklin Life Insurance Company (Franklin Life), acquired January 31, 1995.

   Much of the information provided in response to this Item 1 is incorporated herein by reference to selected portions of American General's 1996 Annual Report to Shareholders (ARS). Appropriate references to such incorporated information are specified throughout the text of this Item 1. Portions of American General's 1996 ARS are provided as Exhibit 13 to this Form 10-K.

   CORPORATE DEVELOPMENT. During 1996 and early 1997, American General continued its corporate development activities. Over the past two years, American General has completed or announced five acquisitions with total consideration of $4.4 billion, including the $1.8 billion merger of USLIFE Corporation (USLIFE) into American General, which is expected to close by June 30, 1997. Information regarding these transactions is incorporated herein by reference to the section "Corporate Development" on pages 16-17 of Management's Discussion and Analysis (MD&A) and Note 2 of Notes to Financial Statements in American General's 1996 ARS.

   On March 11, 1997, Standard & Poor's Ratings Services indicated that it expects to reduce all of the company's debt and claims-paying ability ratings referred to in the section "Capital Resources" on pages 23-24 of American General's 1996 ARS by one notch upon completion of the USLIFE merger. Also, as of this date, Duff & Phelps Credit Rating Co. has affirmed the company's ratings, while Moody's Investors Service, Inc. continues to review the company's ratings for possible downgrade.

   BUSINESS SEGMENTS. The company reports the results of its operations in three business segments: Retirement Services, Consumer Finance, and Life Insurance. A description of each business segment, including principal products, methods of distribution, and principal markets, is incorporated herein by reference to Note
18.1 of Notes to Financial Statements in American General's 1996 ARS. Financial information for each business segment is incorporated herein by reference to the section "Business Segments" on pages 17-20 and the sections "Asset/Liability Management," "Capital Resources," and "Liquidity" on pages 22-25 of MD&A and
Note 18.2 of Notes to Financial Statements in American General's 1996 ARS, and to Schedule III of Item 14 of this Form 10-K.

   EMPLOYEES. As of December 31, 1996 and 1995, the company employed approximately 15,300 full-time salaried employees.

   INSURANCE SALES AND IN FORCE. The following table summarizes the face amounts of life insurance sales and life insurance in force for American General's insurance subsidiaries for the past three years:

        In millions             1996          1995          1994
-------------------------------------------------------------------
Individual life insurance
  sales
 Permanent (non-participating)
  Interest-sensitive          $   8,117     $   9,231     $   8,046
  Guaranteed-cost                 2,649         3,249         2,739
 Term                             9,050        10,831         6,200
 Permanent (participating)        1,824         1,749             7
Group life insurance sales          520           921           496
Credit life insurance sales       2,409         4,753         3,483
-------------------------------------------------------------------
    Total                        24,569        30,734        20,971
Reinsurance assumed                (351)       (2,876)         (394)
-------------------------------------------------------------------
    Total, excluding
     reinsurance assumed(a)   $  24,218     $  27,858     $  20,577
-------------------------------------------------------------------
Individual life insurance in force
(at December 31)
 Permanent (non-participating)
  Interest-sensitive          $  61,032     $  56,540     $  48,415
  Guaranteed-cost                27,985        24,325        24,207
 Term                            40,508        40,903        23,405
 Permanent (participating)       17,773        17,172           842
Group life insurance in
  force                           5,412         5,669         4,983
Credit life insurance in
  force                           3,543         4,575         2,899
-------------------------------------------------------------------
    Total(a)(b)               $ 156,253     $ 149,184     $ 104,751
-------------------------------------------------------------------

(a) Before deductions for reinsurance ceded.
(b) Includes reinsurance assumed.

       AMERICAN GENERAL CORPORATION

   INSURANCE DEPOSITS AND PREMIUMS. The following table lists deposits and premiums and other considerations of American General's insurance and annuity subsidiaries for the past three years:

            In millions                1996       1995       1994
-------------------------------------------------------------------
Deposits(a)(b)                        $ 4,013    $ 3,865    $ 3,375
-------------------------------------------------------------------
Direct premiums and other
 considerations
  Individual life premiums            $ 1,145    $   991    $   606
  Insurance charges                       474        409        357
  Individual health premiums              187        160        148
  Other                                   303        288        143
-------------------------------------------------------------------
   Total direct premiums
    and other considerations            2,109      1,848      1,254
-------------------------------------------------------------------
Reinsurance premiums assumed               68        104         52
Reinsurance premiums ceded               (209)      (199)       (96)
-------------------------------------------------------------------
   Premiums and other
    considerations                    $ 1,968    $ 1,753    $ 1,210
-------------------------------------------------------------------

(a) Represents premiums received for interest-sensitive life insurance and annuity products.
(b) 1995 restated to conform with the 1996 presentation.

   ANNUITY PRODUCTS. The primary products offered by the Retirement Services segment are retirement annuities which qualify for tax deferral under the Internal Revenue Code. These products are provided to employees of educational, health care, public sector, and other not-for-profit organizations. Policyholders may select either fixed or variable account options. Fixed accounts have minimum guaranteed interest crediting rates ranging from 3.00% to 5.50%. During 1996, actual interest crediting rates on fixed accounts ranged from 5.00% to 7.00%. These annuities are generally issued on a group basis, for which there are no scheduled maturities.

   The companies in the Life Insurance segment offer a variety of annuity products. Individual fixed annuities comprised approximately 76% of the segment's annuity liabilities at December 31, 1996. These annuities are primarily used for retirement funding purposes and generally continue for the life of the policyholder. Minimum guaranteed interest crediting rates on these annuities range from 2.50% to 4.50%; actual interest crediting rates during 1996 ranged from 3.25% to 7.87%.

   Payout annuities, those currently paying out the annuity value, represented approximately 22% of the Life Insurance segment's annuity liabilities at December 31, 1996. Payout annuities consist primarily of structured settlements of indemnity claims and pension buyouts used by employer-sponsored pension plans to fund pension obligations. Interest is credited to these annuities at fixed rates determined when the contracts are issued, consistent with the related investment yield at the time. Interest crediting rates ranged from 2.00% to 13.50% during 1996. These contracts will continue until all obligations are extinguished.

   Both the Retirement Services and Life Insurance segments offer variable annuity accounts, in which the investment risk lies solely with the policyholder. Assets and liabilities related to these accounts are included in Separate Account assets and liabilities in the company's consolidated balance sheet.

INVESTMENTS

   Information regarding investments is incorporated here-in by reference to the sections "Investments" and "Asset/Liability
Management - Derivative Financial Instruments" on pages 20-23 of MD&A and Notes 1.2, 3, and 15 of Notes to Financial Statements in American General's 1996 ARS, and to Schedule I of Item 14 of this Form 10-K.

INSURANCE AND ANNUITY RESERVING METHODS

   Individual life insurance reserves are based on assumptions similar to those used to establish premium rates. Further information regarding reserving methods is incorporated herein by reference to Note 1.8 of Notes to Financial Statements in American General's 1996 ARS.

REINSURANCE

   Information regarding reinsurance is incorporated herein by reference to Note
1.11 of Notes to Financial Statements in American General's 1996 ARS, and to
Schedule IV of Item 14 of this Form 10-K.

FACTORS AFFECTING PRICING OF PRODUCTS

   INSURANCE AND ANNUITY PRODUCTS. Premium rates are based on assumptions, which American General's insurance subsidiaries believe to be realistic, as to future mortality, investment yields, expenses, and lapses. In addition, the pricing is influenced by competition and the company's objectives for return on capital. Although a profit margin is included in the price of the products, the actual profitability of the products can be significantly affected by the variation between actual and assumed experience.

   CONSUMER FINANCE PRODUCTS. Pricing of consumer finance products is influenced by such factors as cost of borrowed funds, credit risk, competition, the expense of operations, and the company's objectives for return on capital. In addition, pricing is affected by state regulation of interest rates based on contractual terms and loan

                                                           1996 FORM 10-K      3
amounts, charges for individual loans, and insurance premium rates.

COMPETITION

   Competition in life insurance and financial services markets and the recent trend of consolidations in the industry may affect, among other matters, corporate development activities, business growth, distribution methods, and the pricing of products and services.

   American General's life insurance and annuity businesses operate in a highly competitive industry that consists of a large number of insurance companies, other financial institutions, mutual fund companies, and banks. No single competitor nor any small group of competitors dominates any of the markets in which the company operates. Principal competitive factors include price, financial and claims-paying ability ratings, selection of products, quality of service, and, with respect to variable insurance and annuity products, investment management performance.

   American General's consumer finance business competes with other types of financial institutions which offer similar products and services, including industrial banks, industrial loan companies, commercial banks, sales finance companies, savings and loan associations, and credit unions. Competition in the financial services industry is intense due to the increasing number of companies offering financial products and services, the sophistication of those products, technological improvements, and more rapid communication.

REGULATION

   INSURANCE. American General's insurance subsidiaries are subject to state regulation in the jurisdictions in which they do business. Information concerning regulatory compliance is incorporated herein by reference to the sections "Capital Resources - Retirement Services and Life Insurance Segments" on page 24 and "Legal and Other Factors - Regulation" on page 25 of MD&A in American General's 1996 ARS. Information regarding statutory accounting practices is incorporated herein by reference to Note 14 of Notes to Financial Statements in American General's 1996 ARS.

   Most states also regulate affiliated groups such as American General and its subsidiaries under insurance holding company laws. Additional information regarding dividend restrictions is incorporated herein by reference to Note 17.1 of Notes to Financial Statements in American General's 1996 ARS.

   All 50 states have laws requiring life insurance companies to pay assessments to state guaranty associations to protect the interests of policyholders of insolvent life insurance companies. A portion of these assessments can be recovered against the payment of future premium taxes; however, changes in state laws could decrease the amount available for recovery. Further discussion of state guaranty associations is incorporated herein by reference to Note 8 of Notes to Financial Statements in American General's 1996 ARS.

   CONSUMER FINANCE. American General's consumer finance subsidiaries are subject to various types of federal regulation including the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth In Lending Act, certain Federal Trade Commission rules, and state laws that regulate the consumer loan and retail sales finance businesses. In addition, American General's thrift subsidiary, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and reporting requirements of the Federal Deposit Insurance Corporation and is subject to regulatory codes in the state of Utah.

   TAXATION. Discussion of the effect of tax law changes is incorporated herein by reference to the section "Legal and Other Factors - Taxation" on page 25 of MD&A in American General's 1996 ARS.

   ENVIRONMENTAL. The company's principal exposure to environmental regulation arises from its ownership of investment real estate. Probable costs related to environmental cleanup are immaterial.

FORWARD-LOOKING STATEMENTS

   The statements contained in this filing on Form 10-K that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; customer responsiveness to both new products and distribution channels; competitive, regulatory, or tax changes that affect the cost of or demand for the company's

4       AMERICAN GENERAL CORPORATION
products; adverse litigation results; and the company's failure to achieve anticipated levels of operational efficiencies related to recently acquired companies, as well as other cost-saving initiatives. The Consumer Finance segment's future results could be adversely affected if, despite the company's initiatives to improve credit quality, finance receivable delinquencies and net charge offs increase or remain at current levels for a longer period than anticipated by management. Failure to dispose of assets held for sale for carrying value could also adversely affect this segment's future results. Readers also are directed to other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information as of February 28, 1997 regarding the 18 executive officers of the company is as follows:

                                         Present Principal Position with the Company and
           Name and Age                Other Material Positions Held during Last Five Years
-----------------------------------------------------------------------------------------------
HAROLD S. HOOK (65)                Chairman (since 1978), Chief Executive Officer (1978-96),
                                   and Director (since 1972), American General Corporation.
ROBERT M. DEVLIN (56)              President (since 1995) and Chief Executive Officer (since
                                   1996), Director (since 1993), and Vice Chairman (1993-95),
                                   American General Corporation; President and Chief Executive
                                   Officer (1986-93), American General Life Insurance Company,
                                   Houston, Texas, a subsidiary of American General
                                   Corporation.
JON P. NEWTON (55)                 Vice Chairman and General Counsel, and Director (since
                                   1995), and Senior Vice President and General Counsel
                                   (1993-95), American General Corporation. Partner (1985-93),
                                   Clark, Thomas, Winters & Newton, Austin, Texas.

MICHAEL G. ATNIP (48)              Senior Vice President (since 1994) and Senior Vice
                                   President - Operations Support (since 1995), American
                                   General Corporation; Senior Vice President - Insurance and
                                   Administration (1991-93), American General Finance, Inc.,
                                   Evansville, Indiana, a subsidiary of American General
                                   Corporation.
STEPHEN D. BICKEL (57)             Chairman (since 1994) and Chief Executive Officer (since
                                   1988), and President (1988-94), The Variable Annuity Life
                                   Insurance Company, Houston, Texas, a subsidiary of American
                                   General Corporation.
JAMES S. D'AGOSTINO JR. (50)       Chairman (since 1995) and Chief Executive Officer (since
                                   1993), and President (1993-95), American General Life and
                                   Accident Insurance Company, Nashville, Tennessee, a
                                   subsidiary of American General Corporation; Director (since
                                   1996), American General Corporation; with American General
                                   Corporation during the remainder of last five years in
                                   various other capacities including Executive Vice
                                   President - Administration (1993) and Senior Vice
                                   President - Administration (1991-93).
STEPHEN H. FIELD (49)              President and Chief Executive Officer (since 1995), American
                                   General Mortgage and Land Development, Inc., Houston, Texas,
                                   a subsidiary of American General Corporation. Executive Vice
                                   President (1991-95), Texas Commerce Bancshares Inc.,
                                   Houston, Texas.
FREDERICK W. GEISSINGER (51)       President and Chief Executive Officer (since 1995), American
                                   General Finance, Inc., Evansville, Indiana, a subsidiary of
                                   American General Corporation; President and Chief Executive
                                   Officer (1994-95), American General Land Development, Inc.,
                                   Houston, Texas, a subsidiary of American General
                                   Corporation. Independent Consultant (1992-94), New York, New
                                   York. Executive Vice President (1990-92), Daiwa Securities
                                   America, New York, New York.
ROBERT J. GIBBONS (54)             President and Chief Executive Officer (since 1995), The
                                   Franklin Life Insurance Company, Springfield, Illinois, a
                                   subsidiary of American General Corporation; President and
                                   Chief Executive Officer (1994-95), American General Life
                                   Insurance Company of New York, Syracuse, New York, a
                                   subsidiary of American General Corporation. Vice President
                                   (1993-94), Chemical Insurance Agency, New York, New York.
                                   Senior Vice President (1989-93), The Equitable Life
                                   Assurance Society of the United States, New York, New York.
ALBERT E. HAINES (52)              Senior Vice President - Administration (since 1996),
                                   American General Corporation. President (1992-96), Chamber
                                   of Commerce, The Greater Houston Partnership, Houston,
                                   Texas. Chief Administrative Officer and Director of Finance
                                   (1989-92), City of Houston, Texas.

                                                           1996 FORM 10-K     5

                                         Present Principal Position with the Company and
           Name and Age                Other Material Positions Held during Last Five Years
------------------------------------------------------------------------------------------------
JOE KELLEY (49)                    President (since 1995), American General Life and Accident
                                   Insurance Company, Nashville, Tennessee, a subsidiary of
                                   American General Corporation; Senior Vice President and
                                   Chief Marketing Officer (1994-95), American General Life
                                   Insurance Company, Houston, Texas, a subsidiary of American
                                   General Corporation. Senior Vice President (1992-94),
                                   Prudential Preferred Financial Services, Houston, Texas.
                                   Chief Marketing Officer (1990-92), The Prudential Insurance
                                   Company, Newark, New Jersey.
RODNEY O. MARTIN JR. (44)          President and Chief Executive Officer (since 1996), American
                                   General Life Insurance Company, Houston, Texas, a subsidiary of American General Corporation; President and Chief
                                   Executive Officer (1995-96), American General Life Insurance
                                   Company of New York, Syracuse, New York, a subsidiary of
                                   American General Corporation. President (1993-95),
                                   Connecticut Mutual Insurance Services, Hartford,
                                   Connecticut. Senior Vice President - Corporate Distribution
                                   (1992-93) and Vice President - Agencies (1990-92),
                                   Connecticut Mutual Life Insurance Company, Hartford,
                                   Connecticut.
NICHOLAS R. RASMUSSEN (50)         Senior Vice President (since 1983) and Senior Vice
                                   President - Corporate Development (since 1993), and Senior
                                   Vice President - Group Executive (1990-93), American General
                                   Corporation.
CRAIG R. RODBY (47)                Vice Chairman (since February 1997), The Variable Annuity
                                   Life Insurance Company, Houston, Texas, a subsidiary of
                                   American General Corporation. Senior Vice
                                   President - Financial Management (1994-February 1997),
                                   ReliaStar Financial Corp., Minneapolis, Minnesota. President
                                   and Chief Executive Officer (1990-94), Northern Life
                                   Insurance Company, Seattle, Washington.
CARL J. SANTILLO (47)              Senior Vice President - Finance (since 1996), American
                                   General Corporation. Senior Vice President - Life & Health
                                   Operations (1993-96), Nationwide Life Insurance Company,
                                   Columbus, Ohio. President (1993-96), Employers Life of
                                   Wausau, Wausau, Wisconsin. Executive Vice
                                   President - Operations (1987-93), Wausau Insurance
                                   Companies, Wausau, Wisconsin.
ROBERT A. SLEPICKA (53)            President and Chief Marketing Officer (since 1996), American
                                   General Life Insurance Company of New York, Syracuse, New
                                   York, a subsidiary of American General Corporation. Senior
                                   Vice President - Brokerage (1995-96) and Chief Marketing
                                   Officer - Brokerage (1991-94), New York Life Insurance
                                   Company, New York, New York.
PETER V. TUTERS (44)               Senior Vice President (since 1992) and Chief Investment
                                   Officer (since 1993), American General Corporation. Vice
                                   President (1986-92), Crown Life Insurance Company, Toronto,
                                   Ontario, Canada.
THOMAS L. WEST JR. (59)            President (since 1994), The Variable Annuity Life Insurance
                                   Company, Houston, Texas, a subsidiary of American General
                                   Corporation. Senior Vice President, Annuity Operations
                                   (1991-94), Aetna Life & Casualty Company, Hartford,
                                   Connecticut.

ITEM 2. PROPERTIES

   The company's corporate headquarters is located in the American General Center, a complex of office buildings on a 46-acre tract near downtown Houston. American General or its subsidiaries either own or lease pursuant to a sale-leaseback arrangement all of the buildings and underlying land in the complex. The company occupies approximately 45% of the total office space available in the American General Center.

   American General's subsidiaries also own various other properties, including properties held for investment, branch office buildings, and the home office buildings of American General Finance, Inc. in Evansville, Indiana; American General Life and Accident Insurance Company in Nashville, Tennessee; and Franklin Life in Springfield, Illinois. Portions of certain of these buildings are rented to unaffiliated third parties.

ITEM 3. LEGAL PROCEEDINGS

   AVIA. Two real estate subsidiaries of American General were defendants in a lawsuit, Avia Development Group et al. v. American General Realty Investment Corp., et al. (filed in the 61st District Court of Harris County, Texas, September 23, 1991), that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries for $47 million in compensatory damages and for $189 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously awarded punitive damages by $60 million, resulting in a reduced judgment in the amount of $176 million plus post-judgment interest. On January 29, 1996, the Texas First Court of Appeals rendered a decision that affirmed the trial court judgment and held both companies liable to pay the punitive damages. The company intends to continue to vigorously contest the matter

6      AMERICAN GENERAL CORPORATION
through the appellate process. Although substantial risks and uncertainties remain with respect to the ultimate outcome, legal counsel has advised the company that it is not probable within the meaning of Statement of Financial Accounting Standards 5, "Accounting for Contingencies," that the company will ultimately incur a material liability in connection with this matter. Accordingly, no provision has been made in the consolidated financial statements related to this contingency. Based upon information presently available, the company believes that the total amount that will ultimately be paid, if any, arising from this lawsuit will have no material adverse effect on the company's consolidated results of operations and financial position.

   GULF LIFE. In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. On June 30, 1993, a representative suit for refund was filed in the United States Court of Federal Claims (Gulf Life Insurance Co. v. United States, C.A. No. 93-404T). On February 7, 1996, the court ruled in favor of the company on all legal issues related to this contingency, and a judgment was entered in favor of the company on July 9, 1996, for the portion of the contingency related to the representative case. The government has appealed this judgment; however, the company intends to pursue a full refund of the amounts paid.

   OCHOA. In March 1994, two subsidiaries of American General were named as defendants in a lawsuit, The People of the State of California (California) v. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc. and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California is seeking injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of American General, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs.

   PEBBLE CREEK. Various violations of operating permits held by Pebble Creek Service Corporation (Pebble Creek), an indirect wholly owned subsidiary of American General, are being addressed by Pebble Creek with the United States Environmental Protection Agency (EPA). These violations include inaccurate reporting of test results by a former plant operator and violations of effluent parameters in connection with its wastewater treatment plant. In 1994, Pebble Creek attended a meeting to show cause why the EPA should not initiate enforcement proceedings against Pebble Creek. To date, Pebble Creek has not been made aware of the EPA's decision. The company believes that penalties in excess of $100,000 could be assessed against Pebble Creek.

   OTHER. The company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings, and from Ochoa and Pebble Creek, will have no material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

   In addition, two of American General's subsidiaries, Franklin Life and American General Life Insurance Company, are defendants in lawsuits filed as purported class actions asserting claims related to sales practices of certain life insurance products. Because these cases are in the early stages of litigation, it is premature to address their materiality. The claims are being defended vigorously by the subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during fourth quarter 1996.

                                                           1996 FORM 10-K    7

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

   The quarterly high and low market prices of American General's common stock as quoted by the New York Stock Exchange, the number of shareholders of record of common stock, and restrictions on retained earnings for the payment of dividends are incorporated herein by reference to Notes 19, 11.1, and 17.1, respectively, of Notes to Financial Statements in American General's 1996 ARS.

   The quarterly cash dividends paid on common stock are incorporated herein by reference to Note 19 of Notes to Financial Statements in American General's 1996 ARS.

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

                                                                      Years Ended December 31,
                                                         ---------------------------------------------------
          In millions, except per share data              1996       1995       1994       1993       1992
------------------------------------------------------------------------------------------------------------
Revenues                                                 $ 6,887    $ 6,495    $ 4,841    $ 4,829    $ 4,602
Income before cumulative effect of accounting changes        577(a)     545(b)     513(c)     250(d)     533
Income per common share before cumulative effect of
 accounting changes                                         2.75(a)    2.64(b)    2.45(c)    1.15(d)    2.45
Assets                                                    66,254(e)  61,153(e)  46,295(e)  43,982(e)  39,742
Debt
 Corporate                                                 1,533      1,723      1,836      1,686      1,987
 Consumer Finance                                          7,630      7,470      7,090      5,843      5,484
Redeemable equity                                          1,227(f)     729(f)      47          -          -
Shareholders' equity                                       5,621(e)   5,801(e)   3,457(e)   5,137(e)   4,616
Cash dividends per common share                             1.30       1.24       1.16       1.10       1.04
------------------

(a) Includes $93 million ($.44 per share) aftertax loss on consumer finance assets held for sale.
(b) Includes $140 million ($.67 per share) aftertax adjustment to the allowance for finance receivable losses.
(c) Includes aftertax net realized investment losses of $114 million ($.55 per share). Net realized investment gains for 1996, 1995, 1993, and 1992 were immaterial.
(d) Includes $300 million ($1.39 per share) write-down of goodwill and $30 million ($.14 per share) tax rate related adjustment.
(e) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" on page 20 of MD&A in American General's 1996 ARS.
(f) Includes convertible and non-convertible preferred securities of subsidiaries. Additional information is incorporated herein by reference to
    Note 10.1 of Notes to Financial Statements in American General's 1996 ARS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" on pages 16-25 in American General's 1996 ARS.

ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

   Financial statements and supplementary data are incorporated herein by reference to pages 26-44 in American General's 1996 ARS.

   The ratios of earnings to fixed charges are incorporated herein by reference to Exhibit 12 of Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

8      AMERICAN GENERAL CORPORATION

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing in the section "Election of Directors" in American General's definitive Proxy Statement dated March 18, 1997 (1997 Proxy Statement) is incorporated herein by reference. Information regarding the company's 18 executive officers is included in Part I, Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing in the sections "Governance of the Company" and "Compensation of Executive Officers" in American General's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing in the sections "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in American General's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing in the section "Certain Relationships and Transactions" in American General's 1997 Proxy Statement is incorporated herein by reference.



                                                               1996 FORM 10-K  9

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

                                                                       Page Reference
                                                              ---------------------------------
                                                                                      1996
                                                              Form 10-K           Annual Report
-----------------------------------------------------------------------------------------------
   1. Financial Statements
       Report of Ernst & Young LLP, Independent Auditors         -                   45
       Consolidated Financial Statements
         Statement of Income                                     -                   26
         Balance Sheet                                           -                   27
         Statements of Shareholders' Equity and Common Stock
         Activity                                                -                   28
         Statement of Cash Flows                                 -                   29
         Notes to Financial Statements                           -                  30-44
   2. Financial Statement Schedules
       Schedule I - Summary of Investments - Other than
       Investments in Affiliates                                13                    -
       Schedule II - Condensed Financial Information of
       Registrant                                              14-16                  -
       Schedule III - Supplementary Insurance Information       17                    -
       Schedule IV - Reinsurance                                18                    -
       Schedule V - Valuation and Qualifying Accounts           19                    -

       All other financial statement schedules have been omitted because they are inapplicable.

   3. Exhibits

                                                                                            Filed Herewith(*), Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                            ---------------------------------------
                                                                                                                 American General
        Exhibit                                                                                                Registration No. or
         Number                                                                                 Exhibit               Report
-----------------------------------------------------------------------------------------------------------------------------------
            3.1          Restated Articles of Incorporation of American General                  4.1                 33-33115
                         Corporation (including Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock)
            3.2          Statement of Resolution Establishing Series of Shares of Series A       4(o)                33-58317
                         Cumulative Convertible Preferred Stock
            3.3          Statement of Resolution Establishing Series of Shares of 7%             4(d)               333-00513
                         Convertible Preferred Stock
            3.4          Resolutions Establishing American General's 6% Series A                 4(k)               333-00513
                         Convertible Junior Subordinated Debentures
            3.5          Amended and Restated Bylaws of American General Corporation             3.2                Form 10-K
                                                                                                                     for 1993
            4.1          There have not been filed as exhibits to this Form 10-K certain         NA                     NA
                         long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
            4.2          Rights Agreement, dated as of July 27, 1989, between American           4                  Form 10-Q
                         General and Texas Commerce Bank, as Rights Agent (Rights                                   for Second
                         Agreement)                                                                                Quarter 1989
            4.3          First Amendment to Rights Agreement, dated as of October 26,            19                 Form 10-Q
                         1992, between American General and First Chicago Trust Company of                          for Third
                         New York, as Rights Agent                                                                 Quarter 1992

(continued on next page)



10  AMERICAN GENERAL CORPORATION

                                                                                                      Filed Herewith(*),
                                                                                                      Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                                -------------------------------
                                                                                                              American General
                                                                                                              Registration No.
        Exhibit                                                                                                      or
         Number                                                                                   Exhibit          Report
-------------------------------------------------------------------------------------------------------------------------------
            4.4           Junior Subordinated Indenture, dated as of May 15, 1995, between          4(g)          333-00513
                          American General and Chemical Bank, as Trustee, relating to American
                          General's 6% Series A Convertible Junior Subordinated Debentures
            4.5           Terms of the 6% Convertible Monthly Income Preferred Securities,          4(i)          333-00513
                          Series A, of American General Delaware, L.L.C.
            4.6           Guarantee of American General with respect to the 6% Convertible          4(j)          333-00513
                          Monthly Income Preferred Securities, Series A, of American General
                          Delaware, L.L.C.
           10.1           1984 Stock and Incentive Plan                                             10.5          Form 10-K
                                                                                                                  for 1984
           10.2           1984 Stock and Incentive Plan (Amended and Restated Effective as of       10.2          Form 10-K
                          February 8, 1994)                                                                       for 1993
           10.3           American General Corporation 1997 Stock and Incentive Plan                10.3*            NA
           10.4           Restoration of Retirement Income Plan for Certain Employees               10.3          Form 10-K
                          Participating in the Restated American General Retirement Plan                          for 1993
                          (Restoration of Retirement Income Plan)
           10.5           First Amendment to Restoration of Retirement Income Plan                  10.4          Form 10-K
                                                                                                                  for 1993
           10.6           Second Amendment to Restoration of Retirement Income Plan                 10.5          Form 10-K
                                                                                                                  for 1993
           10.7           Third Amendment to Restoration of Retirement Income Plan                  10.7*            NA
           10.8           American General Supplemental Thrift Plan                                 10.6          Form 10-K
                                                                                                                  for 1993
           10.9           First Amendment to American General Supplemental Thrift Plan              10.7          Form 10-K
                                                                                                                  for 1993
           10.10          Second Amendment to American General Supplemental Thrift Plan             10.8          Form 10-K
                                                                                                                  for 1993
           10.11          Third Amendment to American General Supplemental Thrift Plan              10.9          Form 10-K
                                                                                                                  for 1993
           10.12          Form of Severance Agreements between American General                     10.10         Form 10-K
                          and each of the following: Harold S. Hook, Robert M. Devlin, Jon P.                     for 1993
                          Newton, Michael G. Atnip, Mark S. Berg, Stephen D. Bickel, James S.
                          D'Agostino Jr., Stephen H. Field, Frederick W. Geissinger, Robert J.
                          Gibbons, Albert E. Haines, Joe Kelley, Bill B. Luther, Rodney O.
                          Martin Jr., Nicholas R. Rasmussen, Gary D. Reddick, Craig R. Rodby,
                          Carl J. Santillo, Robert A. Slepicka, Peter V. Tuters, and Thomas L.
                          West Jr.
           10.13          Supplemental Retirement Agreement between American General and            10.11         Form 10-K
                          Harold S. Hook                                                                          for 1993
           10.14          American General Supplemental Retirement Plan Trust                       10.12         Form 10-K
                                                                                                                  for 1993
           10.15          Amendment to Supplemental Retirement Agreement between American           10.13         Form 10-K
                          General and Harold S. Hook                                                              for 1993
           10.16          Second Amendment to Supplemental Retirement Agreement between             10.14         Form 10-K
                          American General and Harold S. Hook                                                     for 1993
           10.17          Deferred Compensation Agreement between American General and Harold       10.16         Form 10-K
                          S. Hook                                                                                 for 1993
           10.18          1995 Deferred Compensation Plan                                           10.17         Form 10-K
                                                                                                                  for 1994

(continued on next page)

                                                     1996 FORM 10-K    11

--------------------------------------------------------------------------------

                                                                                                      Filed Herewith(*),
                                                                                                      Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                                -------------------------------
                                                                                                              American General
                                                                                                              Registration No.
        Exhibit                                                                                                      or
         Number                                                                                   Exhibit          Report
-------------------------------------------------------------------------------------------------------------------------------
           10.19          1996 Deferred Compensation Plan                                           10.18         Form 10-K
                                                                                                                  for 1995
           10.20          American General Corporation Retirement Plan for Directors (as            10.17         Form 10-K
                          amended and restated)                                                                   for 1993
           10.21          American General Corporation Performance-Based Plan for Executive         10.19         Form 10-K
                          Officers, Amended and Restated Effective January 1, 1995                                for 1994
           10.22          Employment Agreement dated April 28, 1994 between                         10.3          Form 10-Q
                          American General and Harold S. Hook                                                    for Second
                                                                                                                Quarter 1994
           10.23          Consulting Agreement dated April 28, 1994 between American General        10.4          Form 10-Q
                          and Harold S. Hook                                                                     for Second
                                                                                                                Quarter 1994
           10.24          License Agreement dated April 28, 1994 among American General,            10.5          Form 10-Q
                          Harold S. Hook, and Main Event Management Corporation                                  for Second
                                                                                                                Quarter 1994
           10.25          Supplemental Retirement Benefit for Jon P. Newton                         10            Form 10-Q
                                                                                                              for First Quarter
                                                                                                                    1996
           11             Computation of Earnings Per Share                                         11*              NA
           12             Computation of Ratio of Earnings to Fixed Charges and Ratio of            12*              NA
                          Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13             Portions of American General's 1996 Annual Report to Shareholders         13*              NA
                          that are expressly incorporated herein by reference in this Form
                          10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this
                          Form 10-K.
           21             Subsidiaries of American General Corporation                              21*              NA
           23             Consent of Ernst & Young LLP, Independent Auditors                        23*              NA
           24             Powers of attorney for the directors signing this Form 10-K               24*              NA
           27             Financial Data Schedule                                                   27*              NA

                        Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed after September 30, 1996:

     (1) Current Report on Form 8-K dated October 24, 1996, with respect to the issuance of a news release announcing the completion of the succession plan for the Office of the Chairman including the announcement that Robert M. Devlin had been named to the additional office of Chief Executive Officer.

     (2) Current Report on Form 8-K dated December 23, 1996, with respect to the issuance of a news release announcing the signing of a definitive agreement under which the company will acquire Home Beneficial Corporation for $665 million, or $39.00 per share, subject to approval by Home Beneficial Corporation's shareholders and requisite regulatory authorities.

     (3) Current Report on Form 8-K dated February 12, 1997, with respect to the issuance of a joint news release announcing the signing of a definitive agreement under which USLIFE will merge into American General in a transaction valued at $1.8 billion, or $49.00 per share, subject to approval by USLIFE and American General shareholders and requisite regulatory authorities.

     (4) Current Report on Form 8-K dated February 21, 1997, with respect to the filing of American General's Consolidated Financial Statements and the related Management's Discussion and Analysis for the three years ended December 31, 1996.


12    AMERICAN GENERAL CORPORATION

AMERICAN GENERAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

In millions

                                                                             At December 31, 1996
                                                            ------------------------------------------------------
                                                                                                         Amount
                                                              Cost                                      Shown in
                                                               or                                     Consolidated
                                                            Amortized              Fair                 Balance
                    Type of Investment                        Cost                 Value                 Sheet
------------------------------------------------------------------------------------------------------------------
Fixed maturity securities
  Bonds and notes
     U.S. government obligations                            $    652             $    704                $     704
     States and political subdivisions                           304                  316                      316
     Foreign governments                                         674                  742                      742
     Mortgage-backed securities                               10,401               10,642                   10,642
     Public utilities                                          3,587                3,770                    3,770
     All other corporate                                      21,481               22,218                   22,218
  Redeemable preferred stocks                                     95                   98                       98
------------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                     37,194               38,490                   38,490
------------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks                                                   22                   27                       27
  Perpetual preferred stocks                                      85                  106                      106
------------------------------------------------------------------------------------------------------------------
          Total equity securities                                107                  133                      133
------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate*                                 2,970                                         2,970
Investment real estate*
  Investment properties                                          510                                           510
  Acquired in satisfaction of debt                                88                                            88
Policy loans                                                   1,728                                         1,728
Other long-term investments*                                     191                                           191
Short-term investments                                           160                                           160
------------------------------------------------------------------------------------------------------------------
          Total investments                                 $ 42,948                                     $  44,270
------------------------------------------------------------------------------------------------------------------

* Net of applicable allowance for losses. See Schedule V of this Form 10-K.



                                                              1996 FORM 10-K  13

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF INCOME OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                    1996                    1995                    1994
----------------------------------------------------------------------------------------------------------------------
Revenues
  Dividends - affiliated                                       $ 464                   $ 445                  $    459
  Interest income - affiliated                                   120                     130                        33
  Net realized investment gains (losses)                           1                      (1)                       (3)
  Other income
     Affiliated                                                   39                      36                        36
     Other                                                         2                       6                         3
----------------------------------------------------------------------------------------------------------------------
       Total revenues                                            626                     616                       528
----------------------------------------------------------------------------------------------------------------------
Expenses
  Operating costs and expenses
     Affiliated                                                   10                       7                         8
     Other                                                        72                      77                        66
  Interest expense
     Affiliated*                                                  81                      46                        11
     Other                                                       123                     156                       110
----------------------------------------------------------------------------------------------------------------------
       Total expenses                                            286                     286                       195
----------------------------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in undistributed
  net income of subsidiaries                                     340                     330                       333
Income tax benefit                                                34                      35                        43
Equity in undistributed net income of subsidiaries (net of
  dividends paid to parent)                                      203                     180                       137
----------------------------------------------------------------------------------------------------------------------
       Net income                                              $ 577                   $ 545                  $    513
----------------------------------------------------------------------------------------------------------------------

* Includes $71 million in 1996 and $36 million in 1995 related to subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to
  Note 10.1 of Notes to Financial Statements in American General's 1996 ARS.


14               AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

BALANCE SHEET OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

At December 31,
In millions                                                   1996         1995         1994
----------------------------------------------------------------------------------------------
Assets
  Investments
     Subsidiaries, at equity                                  $6,958       $6,710       $4,238
     Other                                                         8           35           64
  Indebtedness from subsidiaries                               1,555        1,473          779
  Cash                                                             -            1            -
  Other                                                           90          115           52
----------------------------------------------------------------------------------------------
       Total assets                                           $8,611       $8,334       $5,133
----------------------------------------------------------------------------------------------
Liabilities
  Short-term debt                                             $  153       $  240       $  642
  Long-term debt(a)
     Senior(b)                                                 1,182        1,180          847
     Subordinated, held by subsidiaries(c)                     1,505          993           53
  Indebtedness to subsidiaries                                    21           23           35
  Federal income taxes                                            39           28           (3)
  Other                                                           90           69           55
----------------------------------------------------------------------------------------------
       Total liabilities                                       2,990        2,533        1,629
----------------------------------------------------------------------------------------------
Redeemable equity
  Common stock subject to put contracts                            -            -           47
----------------------------------------------------------------------------------------------
Shareholders' equity
  Convertible preferred stock                                     85            -            -
  Common stock                                                   398          364          364
  Net unrealized gains (losses) on securities(d)                 559        1,100         (935)
  Retained earnings(e)                                         5,093        4,787        4,495
  Cost of treasury stock(f)                                     (514)        (450)        (467)
----------------------------------------------------------------------------------------------
       Total shareholders' equity                              5,621        5,801        3,457
----------------------------------------------------------------------------------------------
       Total liabilities and equity                           $8,611       $8,334       $5,133
----------------------------------------------------------------------------------------------

(a) The five-year schedule of maturities of debt is as follows: 1997, $133 million; 1998, $71 million; 1999, $103 million; 2000, $203 million; and 2001, $8 million.

(b) The principal amount of American General senior notes held by subsidiaries was $10 million at December 31, 1996 and 1995, and $11 million at December 31, 1994.

(c) Includes $1,458 million in 1996 and $943 million in 1995 of subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 10.1 of Notes to Financial Statements in American General's 1996 ARS.

(d) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" on page 20 of MD&A in American General's 1996 ARS.

(e) Amounts include undistributed earnings of subsidiaries of $2.9 billion in 1996, $2.7 billion in 1995, and $2.6 billion in 1994.

(f) Amounts for 1996, 1995, and 1994 include 699,614 shares at a cost of $8 million held by a subsidiary.


                                                         1996 FORM 10-K      15

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                     1996                1995                1994
--------------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                   $ 577               $   545             $   513
  Reconciling adjustments
     Equity in undistributed net income of subsidiaries (net
      of dividends paid to parent)                              (203)                 (180)               (137)
     Other, net                                                   54                     4                  27
--------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                 428                   369                 403
--------------------------------------------------------------------------------------------------------------
Investing activities
  Net (increase) decrease in indebtedness from subsidiaries      (82)                 (694)                  1
  Capital contributions to subsidiaries                         (311)                 (368)                (91)
  Return of capital from subsidiaries                             53                   113                   7
  Acquisition                                                   (106)                    -                   -
  Net (increase) decrease in other investments                    48                    31                 (34)
  Net increase (decrease) in indebtedness to subsidiaries         (2)                  (12)                  8
  Other, net                                                     (11)                   (4)                 (2)
--------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                   (411)                 (934)               (111)
--------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in short-term debt                     (90)                 (405)                324
  Long-term debt issuances                                       516                 1,376                 100
  Long-term debt redemptions                                       -                  (100)               (209)
  Dividends on common and preferred stock                       (271)                 (254)               (243)
  Common stock repurchases                                      (181)                  (35)               (264)
  Other, net                                                       8                   (16)                  -
--------------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities      (18)                  566                (292)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                   (1)                    1                   -
Cash at beginning of year                                          1                     -                   -
--------------------------------------------------------------------------------------------------------------
       Cash at end of year                                     $   -               $     1             $     -
--------------------------------------------------------------------------------------------------------------

16     AMERICAN GENERAL CORPORATION

AMERICAN GENERAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

In millions

                                At December 31,                          For the Years Ended December 31,
                            -----------------------      ----------------------------------------------------------------
                                                                                                   Amorti-
                                                                                                    zation
                                                         Premiums                                     of
                            Deferred      Insurance        and                       Insurance     Deferred
                             Policy          and          Other          Net           and          Policy        Other
                            Acquisition    Annuity       Consider-     Investment    Annuity       Acquisition   Operating
          Segment           Costs(a)(b)   Liabilities(c)  ations       Income(d)     Benefits      Costs(b)(e)   Expenses
-------------------------------------------------------------------------------------------------------------------------
1996
  Retirement Services        $  558        $21,067        $   78        $1,652        $1,244        $  31         $  126
  Consumer Finance               11            463           202            66           103            9             11
  Life Insurance              2,355         18,760         1,687         1,533         1,805          284            602
  Other(f)                        -            (58)            1            20             4            -          1,088
-------------------------------------------------------------------------------------------------------------------------
     Consolidated            $2,924        $40,232        $1,968        $3,271        $3,156        $ 324         $1,827
-------------------------------------------------------------------------------------------------------------------------
1995
  Retirement Services        $  183        $20,147        $   50        $1,597        $1,204        $  17         $  129
  Consumer Finance               12            494           217            63           116            9             12
  Life Insurance              1,933         17,403         1,486         1,401         1,722          224            468
  Other(f)                        1            (61)            -            34             5           (1)         1,066
-------------------------------------------------------------------------------------------------------------------------
     Consolidated            $2,129        $37,983        $1,753        $3,095        $3,047        $ 249         $1,675
-------------------------------------------------------------------------------------------------------------------------
1994
  Retirement Services        $  910        $18,656        $   37        $1,492        $1,134        $  13         $  108
  Consumer Finance               10            480           175            57            98            6             11
  Life Insurance              1,809         10,548           999           902           990          193            350
  Other(f)                        2            (61)           (1)           42             2            1            607
-------------------------------------------------------------------------------------------------------------------------
     Consolidated            $2,731        $29,623        $1,210        $2,493        $2,224        $ 213         $1,076
-------------------------------------------------------------------------------------------------------------------------

(a) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" on page 20 of MD&A in American General's 1996 ARS.

(b) Includes cost of insurance purchased.

(c) Includes unearned premiums, other policy claims and benefits payable, and other policyholder funds, which are not significant relative to insurance and annuity liabilities.

(d) Represents earnings and related expenses on those investments considered necessary to support the segment's business operations.

(e) Net of accretion of interest.

(f) Represents Consumer Finance non-insurance operations, Corporate operations, and intersegment eliminations.



                                                              1996 FORM 10-K  17

AMERICAN GENERAL CORPORATION

SCHEDULE IV - REINSURANCE

In millions

                                                                                                    Percentage
                                                                                                        of
                                                     Ceded to        Assumed                          Amount
                                       Gross           Other        from Other         Net           Assumed
Description                            Amount        Companies      Companies         Amount          to Net
--------------------------------------------------------------------------------------------------------------
1996
  Life insurance in force at year
     end                              $153,790        $27,785          $2,463        $128,468              1.9%
  Premiums for the year
     Life insurance and annuities     $  1,236        $    84          $   12        $  1,164              1.1%
     Accident and health insurance         293            107              16             202              7.8
     Property-liability insurance          106             18              40             128             31.0
--------------------------------------------------------------------------------------------------------------
       Total premiums                 $  1,635        $   209          $   68        $  1,494              4.5%
--------------------------------------------------------------------------------------------------------------
1995
  Life insurance in force at year
     end                              $145,263        $21,390          $3,921        $127,794              3.1%
  Premiums for the year
     Life insurance and annuities     $  1,107        $    68          $   25        $  1,064              2.3%
     Accident and health insurance         283            130              42             195             21.7
     Property-liability insurance           49              1              37              85             43.6
--------------------------------------------------------------------------------------------------------------
       Total premiums                 $  1,439        $   199          $  104        $  1,344              7.7%
--------------------------------------------------------------------------------------------------------------
1994
  Life insurance in force at year
     end                              $103,646        $12,075          $1,105        $ 92,676              1.2%
  Premiums for the year
     Life insurance and annuities     $    652        $    37          $   17        $    632              2.7%
     Accident and health insurance         193             58              15             150              9.7
     Property-liability insurance           52              1              20              71             28.5
--------------------------------------------------------------------------------------------------------------
       Total premiums                 $    897        $    96          $   52        $    853              6.1%
--------------------------------------------------------------------------------------------------------------



18  AMERICAN GENERAL CORPORATION

AMERICAN GENERAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

In millions

                                                                 Additions
                                              ------------------------------------------------
                                                  Charged to         Charged to
                                 Balance at     Provision for         Realized      Charged to               Balance at
                                 Beginning    Finance Receivable     Investment       Other       Deduc-       End of
Description                       of Year           Losses             Losses        Accounts    tions(a)       Year
-----------------------------------------------------------------------------------------------------------------------
1996
  Allowance for losses on:
     Finance receivables           $ 492            $ 417              $   -          $   -        $ 514(b)    $ 395
     Mortgage loans on real
       estate                         87                -                  2              -            9          80
     Investment real estate           35                -                  -              -           12          23
     Other long-term investments       2                -                  -              -            1           1
  Valuation allowance on
     deferred tax asset               26                -                  -              4            -          30
-----------------------------------------------------------------------------------------------------------------------
       Total                       $ 642            $ 417              $   2          $   4        $ 536       $ 529
-----------------------------------------------------------------------------------------------------------------------
1995
  Allowance for losses on:
     Finance receivables           $ 226            $ 574              $   -          $   -        $ 308       $ 492
     Mortgage loans on real
       estate                         89                -                 28              -           30          87
     Investment real estate          321                -                 18              -          304(c)       35
     Other long-term investments       6                -                  1              -            5           2
  Valuation allowance on
     deferred tax asset              315                -                  -             26(d)       315          26
-----------------------------------------------------------------------------------------------------------------------
       Total                       $ 957            $ 574              $  47          $  26        $ 962       $ 642
-----------------------------------------------------------------------------------------------------------------------
1994
  Allowance for losses on:
     Finance receivables           $ 184            $ 214              $   -          $   -        $ 172       $ 226
     Mortgage loans on real
       estate                         98                -                 11              -           20          89
     Investment real estate          253                -                110              -           42         321
     Other long-term investments      43                -                  4              -           41           6
  Valuation allowance on
     deferred tax asset                -                -                  -            315(e)         -         315
-----------------------------------------------------------------------------------------------------------------------
       Total                       $ 578            $ 214              $ 125          $ 315        $ 275       $ 957
-----------------------------------------------------------------------------------------------------------------------

(a) Resulting from write-offs of uncollectible receivables, mortgage loan payoffs, sales of real estate, and foreclosures of real estate.

(b) Includes $70 million reclassification to assets held for sale.

(c) Includes $243 million reclassification to reduce cost basis.

(d) Relates to operating loss carryovers not expected to be utilized charged to deferred tax expense.

(e) Relates to unrealized losses on securities charged to net unrealized gains (losses) on securities.



                                                              1996 FORM 10-K  19

AMERICAN GENERAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 1997.

                                        AMERICAN GENERAL CORPORATION

                                        By: /s/  Pamela J. Penny
                                        ----------------------------------------

                                        Pamela J. Penny
                                        (Vice President and Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 1997.

/s/  Robert M. Devlin
-----------------------------------------------------------------

Robert M. Devlin
(President, Chief Executive Officer, and Director -
Principal Executive Officer)

/s/  Carl J. Santillo
-----------------------------------------------------------------

Carl J. Santillo
(Senior Vice President - Finance -
Principal Financial Officer)

/s/  Pamela J. Penny
-----------------------------------------------------------------

Pamela J. Penny
(Vice President and Controller -
Principal Accounting Officer)

J. Evans Attwell*
-----------------------------------------------------------------

J. Evans Attwell
(Director)

Brady F. Carruth*
-----------------------------------------------------------------

Brady F. Carruth
(Director)

James S. D'Agostino Jr.*
-----------------------------------------------------------------

James S. D'Agostino Jr.
(Director)

W. Lipscomb Davis Jr.*
-----------------------------------------------------------------

W. Lipscomb Davis Jr.
(Director)

Harold S. Hook*
-----------------------------------------------------------------

Harold S. Hook
(Director)

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

Robert E. Smittcamp
(Director)

Anne M. Tatlock*
-----------------------------------------------------------------

Anne M. Tatlock
(Director)

*By: /s/  Jon P. Newton
-----------------------------------------------------------------

Jon P. Newton
(Attorney-in-fact)

20      AMERICAN GENERAL CORPORATION

                                 EXHIBIT INDEX

                                                                                            Filed Herewith(*), Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                            ---------------------------------------
                                                                                                                 American General
        Exhibit                                                                                                Registration No. or
         Number                                                                                 Exhibit               Report
-----------------------------------------------------------------------------------------------------------------------------------
            3.1          Restated Articles of Incorporation of American General                 4.1                  33-33115
                         Corporation (including Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock)
            3.2          Statement of Resolution Establishing Series of Shares of Series A      4(o)                 33-58317
                         Cumulative Convertible Preferred Stock
            3.3          Statement of Resolution Establishing Series of Shares of 7%            4(d)                333-00513
                         Convertible Preferred Stock
            3.4          Resolutions Establishing American General's 6% Series A                4(k)                333-00513
                         Convertible Junior Subordinated Debentures
            3.5          Amended and Restated Bylaws of American General Corporation            3.2                 Form 10-K
                                                                                                                     for 1993
            4.1          There have not been filed as exhibits to this Form 10-K certain        NA                      NA
                         long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
            4.2          Rights Agreement, dated as of July 27, 1989, between American          4                   Form 10-Q
                         General and Texas Commerce Bank, as Rights Agent (Rights                                   for Second
                         Agreement)                                                                                Quarter 1989
            4.3          First Amendment to Rights Agreement, dated as of October 26,           19                  Form 10-Q
                         1992, between American General and First Chicago Trust Company of                          for Third
                         New York, as Rights Agent                                                                 Quarter 1992
            4.4          Junior Subordinated Indenture, dated as of May 15, 1995, between       4(g)                333-00513
                         American General and Chemical Bank, as Trustee, relating to
                         American General's 6% Series A Convertible Junior Subordinated
                         Debentures
            4.5          Terms of the 6% Convertible Monthly Income Preferred Securities,       4(i)                333-00513
                         Series A, of American General Delaware, L.L.C.
            4.6          Guarantee of American General with respect to the 6% Convertible       4(j)                333-00513
                         Monthly Income Preferred Securities, Series A, of American
                         General Delaware, L.L.C.
           10.1          1984 Stock and Incentive Plan                                          10.5                Form 10-K
                                                                                                                     for 1984
           10.2          1984 Stock and Incentive Plan (Amended and Restated Effective as       10.2                Form 10-K
                         of February 8, 1994)                                                                        for 1993
           10.3          American General Corporation 1997 Stock and Incentive Plan             10.3*                   NA
           10.4          Restoration of Retirement Income Plan for Certain Employees            10.3                Form 10-K
                         Participating in the Restated American General Retirement Plan                              for 1993
                         (Restoration of Retirement Income Plan)
           10.5          First Amendment to Restoration of Retirement Income Plan               10.4                Form 10-K
                                                                                                                     for 1993
           10.6          Second Amendment to Restoration of Retirement Income Plan              10.5                Form 10-K
                                                                                                                     for 1993
           10.7          Third Amendment to Restoration of Retirement Income Plan               10.7*                   NA
           10.8          American General Supplemental Thrift Plan                              10.6                Form 10-K
                                                                                                                     for 1993
           10.9          First Amendment to American General Supplemental Thrift Plan           10.7                Form 10-K
                                                                                                                     for 1993
           10.10         Second Amendment to American General Supplemental Thrift Plan          10.8                Form 10-K
                                                                                                                     for 1993
           10.11         Third Amendment to American General Supplemental Thrift Plan           10.9                Form 10-K
                                                                                                                     for 1993

                                                                                            Filed Herewith(*), Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                            ---------------------------------------
                                                                                                                 American General
        Exhibit                                                                                                Registration No. or
         Number                                                                                 Exhibit               Report
-----------------------------------------------------------------------------------------------------------------------------------
           10.12         Form of Severance Agreements between American General                  10.10               Form 10-K
                         and each of the following: Harold S. Hook, Robert M. Devlin, Jon                            for 1993
                         P. Newton, Michael G. Atnip, Mark S. Berg, Stephen D. Bickel,
                         James S. D'Agostino Jr., Stephen H. Field, Frederick W.
                         Geissinger, Robert J. Gibbons, Albert E. Haines, Joe Kelley, Bill
                         B. Luther, Rodney O. Martin Jr., Nicholas R. Rasmussen, Gary D.
                         Reddick, Craig R. Rodby, Carl J. Santillo, Robert A. Slepicka,
                         Peter V. Tuters, and Thomas L. West Jr.
           10.13         Supplemental Retirement Agreement between American General and         10.11               Form 10-K
                         Harold S. Hook                                                                              for 1993
           10.14         American General Supplemental Retirement Plan Trust                    10.12               Form 10-K
                                                                                                                     for 1993
           10.15         Amendment to Supplemental Retirement Agreement between American        10.13               Form 10-K
                         General and Harold S. Hook                                                                  for 1993
           10.16         Second Amendment to Supplemental Retirement Agreement between          10.14               Form 10-K
                         American General and Harold S. Hook                                                         for 1993
           10.17         Deferred Compensation Agreement between American General and           10.16               Form 10-K
                         Harold S. Hook                                                                              for 1993
           10.18         1995 Deferred Compensation Plan                                        10.17               Form 10-K
                                                                                                                     for 1994
           10.19         1996 Deferred Compensation Plan                                        10.18               Form 10-K
                                                                                                                     for 1995
           10.20         American General Corporation Retirement Plan for Directors (as         10.17               Form 10-K
                         amended and restated)                                                                       for 1993
           10.21         American General Corporation Performance-Based Plan for Executive      10.19               Form 10-K
                         Officers, Amended and Restated Effective January 1, 1995                                    for 1994
           10.22         Employment Agreement dated April 28, 1994 between                      10.3                Form 10-Q
                         American General and Harold S. Hook                                                        for Second
                                                                                                                   Quarter 1994
           10.23         Consulting Agreement dated April 28, 1994 between American             10.4                Form 10-Q
                         General and Harold S. Hook                                                                 for Second
                                                                                                                   Quarter 1994
           10.24         License Agreement dated April 28, 1994 among American General,         10.5                Form 10-Q
                         Harold S. Hook, and Main Event Management Corporation                                      for Second
                                                                                                                   Quarter 1994
           10.25         Supplemental Retirement Benefit for Jon P. Newton                      10                  Form 10-Q
                                                                                                                for First Quarter
                                                                                                                       1996
           11            Computation of Earnings Per Share                                      11*                     NA
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of         12*                     NA
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 1996 Annual Report to Shareholders      13*                     NA
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General Corporation                           21*                     NA
           23            Consent of Ernst & Young LLP, Independent Auditors                     23*                     NA
           24            Powers of attorney for the directors signing this Form 10-K            24*                     NA
           27            Financial Data Schedule                                                27*                     NA

                        Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.