Form 10-Q
period 1997-03-31
AMERICAN GENERAL CORP /TX/
filed 1997-05-15
CIK 5103

AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997




                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1997

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

Yes   X  .     No      .

As of April 30, 1997, there were 203,601,402 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997




                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the three
                    months ended March 31, 1997 and 1996 .............  2

                  Consolidated Balance Sheet at March 31, 1997 and
                    December 31, 1996 ................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the three months ended March 31, 1997 and 1996 ...  4

                  Notes to Consolidated Financial Statements .........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............  9


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 24

         Item 6.  Exhibits and Reports on Form 8-K ................... 24

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997




                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                     (In millions, except per share data)

                                                        Three Months Ended
                                                            March 31,
                                                        1997          1996
Revenues
 Premiums and other considerations ................   $   487       $   480
 Net investment income ............................       846           800
 Finance charges ..................................       320           371
 Realized investment gains (losses) ...............        (7)           27
 Equity in earnings of Western National Corporation        13             8
 Other ............................................        33            25
     Total revenues ............................... .     1,692       1,711

Benefits and expenses
 Insurance and annuity benefits ...................       762           774
 Policyholder dividends ...........................        23            23
 Operating costs and expenses .....................       274           264
 Commissions ......................................       136           125
 Change in deferred policy acquisition costs and
  cost of insurance purchased .....................       (19)          (16)
 Provision for finance receivable losses ..........         68          109
 Interest expense
  Corporate .......................................        27            30
  Consumer Finance ................................       113           126
     Total benefits and expenses ..................     1,384         1,435

Earnings
 Income before income tax expense .................       308           276
 Income tax expense ...............................       109            97
 Income before net dividends on preferred
  securities of subsidiaries.......................       199           179
 Net dividends on preferred securities of
  subsidiaries ....................................        17            10
     Net income ...................................   $   182       $   169

 Net income per share .............................   $   .88       $   .81

 Dividends paid per common share ..................   $   .35       $  .325

 Average fully diluted shares outstanding
  (in thousands) ..................................   210,709       212,653

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997




Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                       (In millions, except share data)

                                                   March 31,   December 31,
                                                     1997          1996
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $37,833; $37,194) ...........................   $38,138      $38,490
  Mortgage loans on real estate .................     2,944        2,970
  Equity securities (cost: $95; $107) ...........       116          133
  Policy loans ..................................     1,744        1,728
  Investment real estate ........................       591          598
  Other long-term investments ...................       207          191
  Short-term investments ........................       405          160
      Total investments .........................    44,145       44,270
 Cash ...........................................       164          149
 Finance receivables, net .......................     7,064        7,230
 Investment in Western National Corporation .....       506          535
 Deferred policy acquisition costs ..............     2,542        2,169
 Cost of insurance purchased ....................       796          755
 Acquisition-related goodwill ...................       550          557
 Assets held for sale ...........................       634          667
 Other assets ...................................     2,109        2,059
 Assets held in Separate Accounts ...............     8,157        7,863
      Total assets ..............................   $66,667      $66,254

Liabilities
 Insurance and annuity liabilities ..............   $40,614      $40,232
 Debt (short-term)
  Corporate ($393; $362) ........................     1,565        1,533
  Consumer Finance ($3,037; $3,131) .............     7,330        7,630
 Income tax liabilities .........................       815        1,020
 Other liabilities ..............................     1,263        1,128
 Liabilities related to Separate Accounts .......     8,157        7,863
      Total liabilities .........................    59,744       59,406

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................     1,479          982
    Convertible .................................       246          245
      Total redeemable equity....................     1,725        1,227

Shareholders' equity
 Convertible preferred stock
  (shares issued and outstanding: 2,317,701).....        85           85

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

 Common stock (shares issued: 220,122,120;
  outstanding: 200,478,385; 203,090,677).........       395          398
 Net unrealized gains on securities .............       142          559
 Retained earnings ..............................     5,203        5,093
 Cost of treasury stock .........................      (627)        (514)
      Total shareholders' equity ................     5,198        5,621
      Total liabilities and equity ..............   $66,667      $66,254





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                       Three Months Ended
                                                           March 31,
                                                        1997        1996

Operating activities
       Net cash provided by operating activities ...  $   629     $   657

Investing activities
 Investment purchases ..............................   (3,623)     (2,040)
 Investment dispositions and repayments ............    3,068       1,589
 Finance receivable originations and purchases .....   (1,017)     (1,010)
 Finance receivable principal payments received ....    1,082       1,270
 Net (increase) decrease in short-term investments .     (245)         13
 Acquisition of Independent Life ...................        -        (106)
 Other, net ........................................        5         (64)
       Net cash used for investing activities ......     (730)       (348)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................      708         677
   Policyholder account withdrawals ................     (616)       (590)
      Total Retirement Services and Life Insurance..       92          87
 Consumer Finance
   Net decrease in short-term debt .................      (94)       (268)
   Long-term debt issuances ........................        2          30
   Long-term debt redemptions ......................     (208)       (151)
      Total Consumer Finance .......................     (300)       (389)
 Corporate
   Net increase in short-term debt .................       31         104
   Issuance of preferred securities of subsidiaries.      498           -
   Dividends on common and preferred stock .........      (72)        (66)
   Common stock repurchases ........................     (123)        (22)
   Other, net ......................................      (10)          4
      Total Corporate ..............................      324          20
       Net cash provided by (used for)
        financing activities .......................      116        (282)

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

Net increase in cash ...............................       15          27
Cash at beginning of period ........................      149         161
Cash at end of period ..............................  $   164     $   188

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for
   Income taxes ....................................  $   (13)    $   (49)
   Interest
    Corporate ......................................       16          32
    Consumer Finance ...............................      130         121
   Dividends on preferred securities of
    subsidiaries ...................................       14          14





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1997

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation (American General) and its subsidiaries (collectively, the company) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at March 31, 1997, and the consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996.

     To conform with the 1997 presentation, certain items in the prior period have been reclassified.

2. New Accounting Standard. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." This statement, which changes certain requirements for computing and disclosing earnings per share, is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Retroactive restatement for all periods presented will be required upon adoption. Application of this statement will change disclosures related to earnings per share, but is not expected to have a material impact on reported per share amounts.

3. Derivative Financial Instruments. Derivative financial instruments related to investment securities did not have a material effect on net investment income during the three months ended March 31, 1997 or 1996. Derivative financial instruments related to debt securities did not have a material effect on the weighted-average borrowing rate or reported interest expense during the three months ended March 31, 1997 or 1996.

4. Assets Held for Sale. During fourth quarter 1996, the company decided to offer for sale $875 million of non-strategic, underperforming credit card

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

     and private label finance receivable portfolios. These assets held for sale are carried at net realizable value, after considering related expenses. The decrease in assets held for sale during first quarter 1997 was due to the net activity of the associated finance receivables and their related results of operations.

     In April 1997,  the company repurchased $100 million of private label and
     credit   card  receivables   that  previously   had  been   sold  through
     securitization.  No gain or loss resulted from this transaction.  These








Item 1.  Financial Statements (continued).

     repurchased credit card receivables will be offered for sale along with the company's other credit card receivables, increasing the carrying amount of assets held for sale by approximately $70 million in April 1997.

5. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary (Preferred Securities). On March 14, 1997, American General Institutional Capital B, a subsidiary trust of American General, issued 500,000 shares, or $500 million, of non-convertible preferred securities. The non-convertible preferred securities pay semi-annual cash dividends at an annual rate of 8-1/8%.

     The sole assets of the subsidiary trust are Junior Subordinated Debentures (Subordinated Debentures) issued by American General. The subsidiary trust has no independent operations. The Subordinated Debentures are eliminated in the consolidated financial statements. The interest terms and other payment dates of the company's Subordinated Debentures held by the subsidiary trust correspond to those of the subsidiary trust's preferred securities. American General's obligations under the Subordinated Debentures and related agreements, when taken together, constitute a full and unconditional guarantee of payments due on the preferred securities. The Subordinated Debentures are redeemable at the option of the company. Upon such event, the preferred securities are redeemable on a proportionate basis.

6.   Subsequent Events.

     Home Beneficial Life. On April 16, 1997, American General completed the acquisition of Home Beneficial Corporation, the holding company of Home Beneficial Life Insurance Company (Home Beneficial Life), for $665 million. The purchase price consisted of $283 million cash (43%) and 9.5 million shares of American General common stock (57%). The acquisition will be accounted for using the purchase method.

     Share  Repurchase.   On April  15, 1997,  American General  purchased 6.4
     million  shares of  its  common stock  in  an accelerated  share  buyback

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

     transaction. The shares were purchased from an investment bank for $234 million based upon the April 14, 1997 closing price of $36.50 per share, subject to a market price adjustment provision. In order to complete the transaction, the investment bank borrowed American General common stock and will purchase replacement shares in the open market. This buyback, combined with 3.0 million shares repurchased since the announcement of the definitive agreement to acquire Home Beneficial Life, has the effect of repurchasing substantially all of the shares issued in the Home Beneficial Life acquisition.









Item 1.  Financial Statements (continued).

7. Legal Contingencies. Two real estate subsidiaries of American General were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries for $47 million in compensatory damages and for $189 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously awarded punitive damages by $60 million, resulting in a reduced judgment in the amount of $176 million plus post-judgment interest. On January 29, 1996, the Texas First Court of Appeals rendered a decision that affirmed the trial court judgment and held both companies liable to pay the punitive damages. The company intends to continue to vigorously contest the matter through the appellate process. Although substantial risks and uncertainties remain with respect to the ultimate outcome, legal counsel has advised the company that it is not probable within the meaning of SFAS 5, "Accounting for Contingencies," that the company will ultimately incur a material liability in connection with this matter. Accordingly, no provision has been made in the consolidated financial statements related to this contingency. Based upon information presently available, the company believes that the total amount that will ultimately be paid, if any, arising from this lawsuit will not have a material adverse effect on the company's consolidated results of operations and financial position.

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

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

     refund of the amounts paid. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.

     The company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total











Item 1.  Financial Statements (continued).

     amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

     Certain of American General's subsidiaries are defendants in lawsuits filed as purported class actions asserting claims related to sales practices of certain life insurance products. Because these cases are in the early stages of litigation, it is premature to address their materiality. The claims are being defended vigorously by the subsidiaries.

8. Status of Federal Tax Return Examinations. The company and the majority of its subsidiaries file a consolidated federal income tax return. The IRS is currently examining the company's tax returns for 1988 through 1992. One issue from prior tax returns has been the subject of litigation, as described in Note 7.

9. Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends. The ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends were as follows:

                                                    Three Months Ended
                                                        March 31,
                                                     1997        1996
     Ratio of Earnings to Fixed
      Charges:
       Consolidated operations ....................   2.90        2.65
       Consolidated operations,

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

        corporate fixed charges only ..............  10.18        8.40
       American General Finance, Inc. .............    1.48       1.34

     Ratio of Earnings to Combined
      Fixed Charges and Preferred
      Stock Dividends:
       Consolidated operations ....................   2.47        2.44
       Consolidated operations,
        corporate fixed charges and
        preferred stock dividends only ............    5.51       6.01










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's consolidated results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's 1996 Annual Report to Shareholders, including Management's Discussion and Analysis on pages 16 through 25 thereof.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 8 of this Quarterly Report on Form 10-Q.


                             CORPORATE DEVELOPMENT

On February 13, 1997, American General announced a definitive agreement under which USLIFE Corporation (USLIFE) will merge into American General in a transaction valued at $1.8 billion. Under the agreement, USLIFE shareholders will exchange each share of USLIFE common stock for American General common stock valued at $49. The exchange ratio will be based on an average trading price of American General common stock prior to closing, subject to a minimum of 1.0919 shares and a maximum of 1.2937 shares of American General common stock.

The transaction, which is subject to approval by American General and USLIFE shareholders and to requisite regulatory approvals, is expected to close by June 30, 1997. The merger will be accounted for using the pooling of interests method.

To complete the merger with USLIFE, American General expects to issue approximately 39 million to 47 million shares of common stock. Additionally, the company will assume USLIFE's debt of approximately $600 million. Non-recurring costs of approximately $170 million ($167 million aftertax) directly

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

attributable to the merger, including change in control costs and fees for investment bankers, accountants, and attorneys, will be charged to expense in second quarter 1997.


                      CONSOLIDATED RESULTS OF OPERATIONS

                                                Three Months Ended
          (In millions,                             March 31,
          except share data)                     1997        1996

          Net income                            $ 182       $ 169
          Net income per share                    .88         .81








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net income for the three months ended March 31, 1997 increased 7% compared to the same period in the prior year. This increase was due to higher earnings in the Consumer Finance segment, inclusion of three months of operations for Independent Life (acquired February 29, 1996) in the Life Insurance segment, and growth in the Retirement Services segment.

Net income per share for the three months ended March 31, 1997 increased 9% compared to the same period of 1996. Net income per share increased to a greater degree than net income, primarily due to the effect of 7.2 million shares of common stock repurchased during the last twelve months, partially offset by 3.7 million shares of common stock and 2.3 million shares of convertible preferred stock, issued for the acquisition of Independent Life, being outstanding only one month in first quarter 1996.


                               BUSINESS SEGMENTS

The company reports its business operations in three segments. To facilitate meaningful period-to-period comparisons, earnings of each business segment include earnings from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude net realized investment gains (losses) and other non-recurring items.

Segment earnings were as follows:

                                               Three Months Ended
                                                   March 31,
          (In millions)                         1997        1996

          Retirement Services                  $  63       $  60
          Life Insurance                         104          91

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

          Consumer Finance                        39          28
           Total segment earnings              $ 206       $ 179




















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Services

The Retirement Services segment offers retirement products and planning services to employees of educational, health care, public sector, and other not-for-profit organizations. Asset growth through sales and deposits, as well as management of the investment spread and operating expenses, contribute to the segment's profitability. Segment results were as follows:

                                               Three Months Ended
                                                   March 31,
          (In millions)                          1997       1996

          Segment earnings                      $    63    $    60
          Assets
           Investments                           21,956     21,460
           Separate Accounts                      7,435      5,106
          Sales                                     448        307
          Deposits
           Fixed                                    424        426
           Variable                                 421        282

Segment earnings for the three months ended March 31, 1997, compared to the same period of 1996, increased 6%, primarily due to asset growth over the past twelve months. Asset growth, excluding the fair value adjustment on securities, was $3.5 billion, or 13%, from March 31, 1996 to March 31, 1997 and $.7 billion, or 2%, from December 31, 1996, reflecting strong sales, an increase in total deposits, and market appreciation in Separate Accounts.

Sales for the three months ended March 31, 1997 increased $141 million, or 46%, compared to the same period in 1996 primarily due to increased sales of

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

the Portfolio Director and Portfolio Director 2 product series, which provide numerous variable investment options. Variable deposits increased 49% for the three months ended March 31, 1997, compared to the same period in 1996, as a result of policyholders' demand for equity investments due to the strong performance of the stock market. The segment's Separate Account assets, which relate to variable account options, increased $2.3 billion from March 31, 1996 to March 31, 1997 and $.3 billion from December 31, 1996, reflecting both the increased sales and the strong market appreciation.















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investment results and crediting rates on fixed accounts were as follows:

                                                Three Months Ended
                                                    March 31,
          ($ in millions)                        1997        1996

          Net investment income                 $ 420       $ 411
          Investment yield                       7.93%       8.10%
          Average crediting rate                 6.18        6.25
          Investment spread -
           fixed accounts                        1.75        1.85

Net investment income, the primary component of revenues, increased 2% for the first three months of 1997 compared to the same period of 1996, reflecting growth in invested assets, partially offset by a decrease in investment yield. Investment yield for the three months ended March 31, 1997 decreased 17 basis points compared to the same period in 1996. In response to these declining yields, the company adjusted the rates credited to its policyholders during first quarter 1997. As a result, the investment spread on fixed accounts declined only 10 basis points in comparison to first quarter 1996.

The rate of policyholder surrenders of fixed accounts was 5.74% of average reserves for the first three months of 1997 compared to 5.44% for the same period in 1996. The increase was primarily due to customer preference for variable account options, competition from mutual funds and other financial institutions, and the trend toward lower fixed interest crediting rates.

The ratio of operating expenses to average assets improved to .48% for first quarter 1997 from .52% for first quarter 1996 due to an increase in average

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

assets, which more than offset an increase in operating expenses related to growth in the business.






















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life Insurance

The Life Insurance segment provides traditional and interest-sensitive life insurance and annuities to three defined markets, based on household income and product needs. Recent acquisitions of companies that complement the segment's existing markets and distribution systems have contributed to growth and profitability. Segment profitability is a function of premiums, investment spread, mortality, and operating expenses. Segment results were as follows:

                                               Three Months Ended
                                                   March 31,
          (In millions)                         1997       1996

          Segment earnings                     $   104    $    91
          Premiums and other considerations        416        412
          Net investment income                    389        372
          Insurance and annuity benefits           447        464
          Assets                                24,918     24,672

Segment earnings for first quarter 1997 compared to first quarter 1996 increased 14% primarily due to the acquisition of Independent Life on February 29, 1996. Premiums and other considerations increased 1% and insurance and annuity benefits decreased 4% primarily due to first quarter 1996 including a $27 million group annuity purchase and the effect of the Independent Life acquisition. Asset growth, excluding the fair value adjustment on securities, was $513 million, or 2%, from March 31, 1996 to March 31, 1997 and $180 million, or 1%, from December 31, 1996, primarily due to sales and an increase

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

in deposits.

Information regarding sales and deposits was as follows:

                                                Three Months Ended
                                                    March 31,
          (In millions)                          1997        1996

          Life Insurance
           Sales                                $  78       $  69
           Deposits                               181         170
          Annuities
           Sales                                   92          97
           Deposits                               128         109











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life insurance sales and deposits for first quarter 1997 exceeded comparable 1996 amounts by 14% and 7%, respectively, due to a number of new marketing initiatives and the acquisition of Independent Life on February 29, 1996. Annuity sales for the three months ended March 31, 1997 were 5% below comparable prior year sales, primarily due to increasingly competitive market conditions. Annuity deposits for such periods increased 17% primarily due to increased structured settlement sales.

Net investment income increased $17 million for the first three months of 1997 compared to the same period in 1996, primarily due to the acquisition of Independent Life on February 29, 1996. The average investment yield, interest crediting rate, and investment spread for the primary operating companies were as follows:

                                                Three Months Ended
                                                    March 31,
                                                 1997        1996

          American General Life
           Investment yield                      7.72%       7.78%
           Average crediting rate                5.89        5.87
           Investment spread                     1.83        1.91

          American General Life and Accident
           Investment yield                      8.39%       8.56%
           Average crediting rate                6.50        6.74
           Investment spread                     1.89        1.82

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

          Franklin Life
           Investment yield                      8.36%       8.48%
           Average crediting rate                6.28        6.59
           Investment spread                     2.08        1.89

Investment yields decreased at the primary operating companies for the first three months of 1997 compared to the same period in 1996, reflecting declining interest rates on new investments purchased in 1996 and 1997, combined with the inclusion of Independent Life (at American General Life and Accident), which has a lower yield, for a full quarter in 1997. Although investment spreads have fluctuated at the primary operating companies, these spreads are still within product pricing assumptions.

Death claims, included in insurance and annuity benefits, increased 5% from 1996 to 1997, primarily due to the acquisition of Independent Life. Death claims per $1,000 of in force were $4.58 for the first three months of 1997 compared to $4.49 for the same period in 1996. Overall, mortality experience was within product pricing assumptions.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The ratio of operating expenses to direct premiums and deposits increased to 16.62% for the first three months of 1997, compared to 14.70% for the same period in 1996, due to the higher expense ratio at Independent Life. Independent Life's expense ratio exceeds those of the company's other life insurance subsidiaries because anticipated expense savings from consolidation of its operations have not been fully realized to date.

Consumer Finance

The Consumer Finance segment provides consumer and home equity loans and other credit-related products. Segment results are influenced by the amount and mix of finance receivables, credit quality, borrowing cost, and operating expenses. Segment results were as follows:

                                                Three Months Ended
                                                    March 31,
          ($ in millions)                         1997      1996

          Segment earnings                      $    39   $    28
          Finance receivables                     7,454     8,020
          Yield on finance receivables            17.09%    18.14%
          Borrowing cost                           6.71      6.93
          Spread                                  10.38     11.21

Segment earnings for the three months ended March 31, 1997, increased $11 million, or 37%, compared to the same period of 1996. The increase primarily relates to an improvement in credit quality during first quarter 1997.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

The company's strategy in prior years of emphasizing higher-yielding receivables, with higher credit risk, resulted in higher than anticipated levels of delinquencies and charge offs beginning in third quarter 1995. The company responded by initiating an action program to improve credit quality, beginning with a comprehensive review of the consumer finance operations in fourth quarter 1995. This review indicated a need for an increase in the allowance for losses on finance receivables. As a result, the company increased the allowance $216 million ($140 million aftertax) in fourth quarter 1995.

Other components of the action program included raising underwriting standards, slowing branch expansion, increasing collection efforts, and rebalancing the finance receivable portfolio to increase the proportion of real estate-secured receivables. During 1996, the company purchased real estate-secured receivables totaling $754 million, which increased the proportion of these receivables to 51% at March 31, 1997, compared to 36% at March 31, 1996.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Total finance receivables at March 31, 1997 decreased $566 million from March 31, 1996 and $171 million from December 31, 1996. All lines of receivables, except for real estate-secured consumer loans, decreased compared to December 31, 1996 and March 31, 1996, due to management's action program to improve credit quality and the December 1996 reclassification of two non-strategic, underperforming finance receivable portfolios to assets held for sale. These portfolios consisted of $520 million of bank credit card receivables and $355 million of private label finance receivables. The assets held for sale are carried at net realizable value, after considering related expenses. The carrying amount at March 31, 1997 was $634 million, compared to $667 million at December 31, 1996. The decrease was due to the net activity of the associated finance receivables and their related results of operations. Discussions with potential purchasers are continuing; however, no definitive sale agreement has been signed to date.

Finance charge revenues decreased $51 million for the first three months of 1997, compared to the same period in 1996, due to lower average receivables, resulting from reclassification of the receivables to assets held for sale, combined with a 105 basis points decline in yield on finance receivables. The yield decline resulted from the change in the portfolio mix to a higher proportion of real estate-secured loans, which generally have lower yields, partially offset by the decreased proportion of non-accrual delinquent finance receivables during 1997. The spread between yield and borrowing cost decreased 83 basis points resulting from the decrease in yield, partially offset by lower short-term borrowing cost.

The allowance  for finance receivable  losses, delinquencies, and  charge offs

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

were as follows:

                                              Three Months Ended
                                                  March 31,
          ($ in millions)                      1997        1996

          Allowance for finance
           receivable losses                   $ 390       $ 487
            % of finance receivables           5.23%       6.07%

          Delinquencies                        $ 304       $ 354
            % of finance receivables           3.76%       4.03%

          Charge offs                          $  73       $ 114
            % of average finance
             receivables                       3.83%       5.50%










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The allowance, delinquency, and charge off ratios decreased for the three months ended March 31, 1997 compared to the same period in 1996 primarily due to the increased proportion of real estate-secured receivables and the reclassification of the portfolios to assets held for sale. Excluding the portfolios held for sale, the delinquency and charge off ratios were 3.76% and 4.62%, respectively, for the three months ended March 31, 1996.

The delinquency ratio decreased 7 basis points from 3.83% at December 31, 1996 to 3.76% at March 31, 1997 and the charge off ratio, excluding the portfolios held for sale, decreased 120 basis points from 5.03% for fourth quarter 1996 to 3.83% for first quarter 1997. These decreases resulted from the positive impact of management's action program to improve credit quality. The allowance ratio increased 5 basis points from 5.18% at December 31, 1996 to 5.23% at March 31, 1997 due to a decrease in average finance receivables, partially offset by a $5 million decrease in the allowance for finance receivable losses in first quarter 1997 resulting from improved credit quality of the receivables portfolio.

Operating expenses decreased $14 million, or 10%, for the three months ended March 31, 1997, compared to the same period in 1996. As a percentage of average finance receivables, operating expenses were 6.04% and 6.09% for the three months ended March 31, 1997 and 1996, respectively. The decrease in operating expenses is primarily due to reclassifying operating expenses (associated with servicing the portfolios for sale) to assets held for sale, decreased collection expenses, and lower expenses due to workforce reduction, partially offset by a decrease in deferral of finance receivable origination

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

costs.

Management believes that the anticipated sale of the non-strategic, underperforming portfolios combined with the ongoing credit quality improvement program will continue to result in improved earnings. However, adverse changes in credit fundamentals within the consumer finance market, including the current high level of personal bankruptcies, could negatively impact expected results.


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











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fair Value of Securities (SFAS 115). An increase in market interest rates and resulting decreases in bond values during the first three months of 1997 caused a $1.0 billion decrease in the fair value adjustment to fixed maturity securities and a related $414 million decrease in shareholders' equity. The components of the adjustment to report fixed maturity and equity securities at fair value at March 31, 1997 and December 31, 1996, and the change, were as follows:

                                     March 31,     December 31,
(In millions)                          1997            1996        Change

Fair value adjustment to fixed
 maturity securities                  $  323         $ 1,355      $(1,032)
Adjusted by:
  Decrease in DPAC/CIP                  (118)           (512)         394
  Increase in deferred income taxes      (77)           (301)         224
Net unrealized gains on fixed
  maturity securities                    128             542         (414)
Net unrealized gains on equity
  securities                              14              17           (3)
     Net unrealized gains on
       securities                     $  142         $   559      $  (417)

Accounting rules do not permit adjustment to fair value of the insurance liabilities supported by these securities, thereby creating volatility in

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

shareholders' equity  as interest rates change.   Care should  be exercised in
drawing conclusions based on balance sheet amounts that are only partially adjusted to fair value.

Fixed Maturity Securities. Fixed maturity securities represented 86% of invested assets at March 31, 1997. Information regarding the fixed maturity securities portfolio, which included bonds and redeemable preferred stocks, at March 31, 1997 was as follows:

                                   March 31,                Average Credit
(In millions)                        1997           %           Rating

Investment grade                    $27,339         72%          A
Mortgage-backed                       9,307         24           AAA
Below investment grade                1,492          4           BB-
 Total fixed maturities             $38,138        100%          A+

Collateralized mortgage obligations (CMOs) are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. CMOs represented 89% and 88% of mortgage-backed securities at March 31, 1997 and December 31, 1996, respectively.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Below investment grade fixed maturity securities, those rated below BBB-, were $1.5 billion at March 31, 1997 and December 31, 1996. These investments represented 4% of total fixed maturity securities at both balance sheet dates. Net investment income from below investment grade fixed maturity securities, including realized investment gains and losses, was $23 million for the first three months of 1997 and 1996.

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, represented less than .01% of total fixed maturity securities at March 31, 1997 and December 31, 1996.

Mortgage Loans.   Mortgage  loans on real  estate represented  7% of  invested
assets at March 31, 1997.   Information regarding the mortgage  loan portfolio
at March 31, 1997 was as follows:

                                  March 31,      Non-Performing Loans
(In millions)                       1997           Amount        %

Commercial loans                   $ 3,021         $ 150        5.0%
Allowance for losses                   (77)          (22)
  Total mortgage loans             $ 2,944         $ 128

Non-performing mortgage loans  include loans  delinquent 60 days  or more  and

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

commercial loans  that have  been restructured  and  are currently  performing
under the modified terms.   These loans represented  5.0% of total  commercial
loans at March 31, 1997, compared to 5.2% at December 31, 1996.

At March 31, 1997, $264 million of performing commercial mortgage loans were included on the company's watch list because they were either delinquent 30-59 days, the borrower was in bankruptcy, or the loan was determined to be under-collateralized. This amount compares to $282 million at December 31, 1996. The decrease in the watch list amount was primarily due to loans that are no longer undercollaterized or were reinstated, refinanced, or repaid. While the watch list loans may be predictive of higher non-performing loans in the future, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.
















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Realized Investment Gains (Losses). Realized investment gains (losses) were as follows:

                                                    Three Months Ended
                                                        March 31,
(In millions)                                        1997        1996

Sales and calls
  Fixed maturity securities                         $ (14)      $ 14
  Equity securities                                     1         16
Write-downs/reserve changes                             1         (4)
Other                                                   5          1
  Total realized investment gains (losses)          $  (7)      $ 27

Write-downs and reserve changes were related to mortgage loans for the three months ended March 31, 1997 and to fixed maturity securities and mortgage loans in the comparable prior period.


                               CAPITAL RESOURCES

Corporate Debt. Corporate debt is incurred primarily to fund acquisitions, share repurchases, and capital needs of subsidiaries. Corporate debt increased

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

$32 million from December 31, 1996 to March 31, 1997, primarily due to an increase in borrowings to fund increased capitalization of the business segments and repurchases of American General's common stock, partially offset by the net proceeds from the March 1997 issuance of 8-1/8% preferred securities.

Interest expense on corporate debt decreased $3 million, or 9%, for the three months ended March 31, 1997 compared to the same period in 1996, primarily due to lower average short-term borrowings in the first three months of 1997 due to the proceeds from issuance of preferred securities being used to reduce short-term debt.

The ratio of corporate debt to corporate capital (excluding the fair value adjustment on securities) was 18.7% at March 31, 1997, compared to 19.6% at December 31, 1996. Management expects to maintain the ratio at or below 25% during the remainder of 1997.

Consumer Finance Debt. The capital of American General's Consumer Finance segment varies directly with the amount of finance receivables outstanding. The mix of capital between debt and equity is based primarily on maintaining leverage at a level that supports cost-effective funding. Consumer finance debt decreased $300 million from December 31, 1996 to March 31, 1997, primarily due to the decline in finance receivables and management's actions to return the Consumer Finance segment's debt to tangible net worth ratio to the target level of 7.5 to 1.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Interest expense on Consumer Finance debt decreased $13 million, or 10%, for the three months ended March 31, 1997 compared to the same period in 1996, primarily due to the reclassification of interest expense to assets held for sale.

Redeemable Equity. Redeemable equity increased $498 million from December 31, 1996 to March 31, 1997, due to the March 1997 issuance of 8-1/8% preferred securities. Net proceeds from this issuance were used to reduce short-term debt.

Shareholders' Equity. Shareholders' equity decreased from $5.6 billion at December 31, 1996 to $5.2 billion at March 31, 1997, primarily due to the $417 million decrease in net unrealized gains on securities.

Due to the requirements of certain accounting rules, shareholders equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of fixed maturity securities (see "Investments - Fair Value of Securities (SFAS 115)" on page 18).

Rating Agencies. Following the disclosure of the merger with USLIFE, Standard & Poor's (S&P), Duff & Phelps, Moody's, and other rating agencies announced that the ratings of certain securities of American General and certain of its

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

subsidiaries and the claims-paying ability ratings of American General's principal life insurance subsidiaries would be reviewed for possible downgrade or other action. Subsequently, S&P indicated that it expects to reduce its ratings of certain securities of American General and certain of its subsidiaries by one notch, upon completion of the merger with USLIFE. In addition, Duff & Phelps confirmed its ratings while reducing the rating of American General's preferred securities from "A+" to "A". American General's ratings remain under review by Moody's.


                                   LIQUIDITY

Management believes that the overall sources of cash and liquidity available to the company will continue to be sufficient to satisfy its foreseeable financial obligations.

Dividends from subsidiaries are one of the primary sources of cash for the parent company's operating requirements and are used to fund debt repayments, dividends to shareholders, acquisitions, and repurchases of American General's common stock. American General's insurance subsidiaries are restricted by state insurance laws as to the amounts they may pay as dividends without prior notice to, or in some cases prior approval from, their respective state insurance departments. Certain non-insurance subsidiaries are similarly restricted by long-term debt agreements. These restrictions have not affected, and are not expected to affect, the ability of the company to meet its cash obligations.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Parent Company Cash Flows
                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1997        1996

Net cash (used for)/provided
 by operating activities                          $ (51)      $ 132
Dividends paid by Life Insurance and
 Retirement Services segments                         -          78
Dividends paid by Consumer Finance segment            -          27

Net cash provided by operating activities decreased in first quarter 1997 compared to first quarter 1996 since no dividends were paid to American General because the company is currently re-evaluating the capital requirements for its business segments. The business segments expect to resume payment of dividends to American General later in 1997.

Segment Cash Flows
                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1997        1996

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

Life Insurance and Retirement Services
 Net cash provided by operating activities        $ 510       $ 520
 Net cash provided by fixed policyholder
   account deposits, net of withdrawals              92          87
 Variable account deposits, net of withdrawals      469         404

Consumer Finance
 Net cash provided by operating activities          169         173

Net cash flows generated by the Life Insurance and Retirement Services segments include cash provided by operating activities and cash provided by fixed policyholder account deposits, net of withdrawals. Cash flows from these sources in first quarter 1997 approximated the amounts in the same period in 1996. Variable account deposits, net of withdrawals, related to Separate Accounts that are not included in the consolidated condensed statement of cash flows, increased $65 million in the first three months of 1997 compared to the same period of 1996 due to strong sales in the Retirement Services segment.

The Consumer Finance segment's cash provided by operating activities for the first three months of 1997 approximated the amount in the first three months of 1996.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investing  Activities.   Cash flows  related to  investing activities  were as
follows:
                                                       Calls, Maturities,
                                    Purchases              and Sales
                                Three Months Ended     Three Months Ended
(In millions)                       March 31,              March 31,
                                 1997        1996       1997        1996
Fixed maturity securities       $3,486      $1,958     $2,889      $1,370
Mortgage loans                      92          61        120          95
Equity securities                    -           1         19          87
Other                               45          20         40          37
  Total                         $3,623      $2,040     $3,068      $1,589

Credit Facilities. American General and certain of its subsidiaries use commercial paper to meet short-term funding requirements. Unsecured bank credit facilities are used to support commercial paper borrowings. At March 31, 1997, committed credit facilities totaled $3.5 billion, which increased to $3.8 billion at May 5, 1997. There were no outstanding borrowings under these facilities.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

                          FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; customer responsiveness to both new products and distribution channels; competitive, regulatory, or tax changes that affect the cost of or demand for the company's products; adverse litigation results; and the company's failure to achieve anticipated levels of earnings or operational efficiencies related to recently acquired companies, as well as other cost-saving initiatives. The Consumer Finance segment's future results also could be adversely affected if finance receivable delinquencies and net charge offs increase or fail to achieve levels anticipated by management, despite the company's initiatives to improve credit quality. Failure to dispose of assets held for sale for carrying value could also adversely affect this segment's future results. Investors are also directed to other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.











                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

In addition to those lawsuits or proceedings disclosed in the company's 1996 Form 10-K, the company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

Certain of American General's subsidiaries are defendants in lawsuits filed as purported class actions asserting claims related to sales practices of certain life insurance products. Because these cases are in the early stages of litigation, it is premature to address their materiality. The claims are being defended vigorously by the subsidiaries.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12     Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends.

     Exhibit 27     Financial Data Schedule.

b.   Reports on Form 8-K.

     (1) Current Report on Form 8-K dated February 12, 1997, with respect to the issuance of a joint news release announcing the signing of a definitive agreement under which USLIFE will merge into American General in a transaction valued at $1.8 billion, or $49.00 per share, subject to approval by USLIFE and American General shareholders and requisite regulatory authorities.

     (2) Current Report on Form 8-K dated February 21, 1997, with respect to the filing of American General's Consolidated Financial Statements and the related Management's Discussion and Analysis for the three years ended December 31, 1996.







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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1997



Date:  May 14, 1997





























                                 EXHIBIT INDEX



   Exhibit

     11             Computation of Earnings per Share.

     12             Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends.

     27             Financial Data Schedule.