Form 10-Q
period 1997-06-30
AMERICAN GENERAL CORP /TX/
filed 1997-08-14
CIK 5103

AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1997

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

Yes   X  .     No      .

As of July 31, 1997, there were 243,235,436 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the six
                    months and quarter ended June 30, 1997
                    and 1996 .........................................  2

                  Consolidated Balance Sheet at June 30, 1997 and
                    December 31, 1996 ................................  3

                  Consolidated Condensed Statement of Cash Flows for
                    the six months ended June 30, 1997 and 1996 ......  4

                  Notes to Consolidated Financial Statements .........  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............. 11


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 30

         Item 4.  Submission of Matters to a Vote of
                  Security Holders ................................... 32

         Item 6.  Exhibits and Reports on Form 8-K ................... 33

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                     Six Months Ended       Quarter Ended
                                         June 30,             June 30,
                                      1997        1996      1997      1996
Revenues
 Premiums and other considerations. $ 1,633     $ 1,604   $   832   $   824
 Net investment income ............   1,973       1,869     1,002       945
 Finance charges ..................     635         734       315       363
 Realized investment gains ........      14          31        20         3
 Equity in earnings of Western
  National Corporation ............      26          17        13         9
 Other ............................      87          72        44        36
     Total revenues ...............   4,368       4,327     2,226     2,180

Benefits and expenses
 Insurance and annuity benefits ...   2,076       2,075     1,059     1,046
 Policyholder dividends ...........      47          47        24        24
 Operating costs and expenses .....     698         692       349       360
 Commissions ......................     424         420        214      218
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............     (51)        (30)      (26)       (1)
 Provision for finance receivable
  losses ..........................     131         211        63       102
 Merger-related costs .............     272           -       272         -
 Losses on assets held for sale
  and litigation ..................     163           -       163         -
 Interest expense
  Corporate .......................      77          81        41        41
  Consumer Finance ................     226         247       113       121
     Total benefits and expenses ..   4,063       3,743     2,272     1,911

Earnings
 Income (loss) before income
  tax expense......................     305         584       (46)      269
 Income tax expense ...............     180         206         56       97
 Income (loss) before net dividends
  on preferred securities of
  subsidiaries ....................     125         378      (102)      172
 Net dividends on preferred
  securities of subsidiaries ......      39          19        22         9
     Net income (loss) ............ $    86     $   359   $  (124)  $   163

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997


Net income (loss) per share ....... $   .36     $  1.44   $  (.49)  $   .65
Dividends paid per common share ... $ .70 $ .65 $ .35 $ .325 Average fully diluted shares
  outstanding (in thousands) ...... 250,666     252,746   251,616   254,099

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                      (In millions, except share amounts)

                                                    June 30,    December 31,
                                                      1997          1996
Assets
 Investments
  Fixed maturity securities (amortized cost:
   $44,673; $42,867) ............................    $45,985       $44,355
  Mortgage loans on real estate .................      3,389         3,228
  Equity securities (cost: $89; $111) ...........        110           137
  Policy loans ..................................      2,105         2,011
  Investment real estate ........................        587           626
  Other long-term investments ...................        166           210
  Short-term investments ........................        365           265
      Total investments .........................     52,707        50,832
 Cash ...........................................        289           176
 Finance receivables, net .......................      7,022         7,230
 Investment in Western National Corporation .....        510           535
 Deferred policy acquisition costs ..............      3,114         2,954
 Cost of insurance purchased ....................        813           755
 Acquisition-related goodwill ...................        658           605
 Other assets ...................................      2,559         2,517
 Assets held for sale ...........................          -           667
 Assets held in Separate Accounts ...............      9,715         7,863
      Total assets ..............................    $77,387       $74,134

Liabilities
 Insurance and annuity liabilities ..............    $47,393       $46,022
 Debt (short-term)
  Corporate ($766; $631) ........................      2,238         2,102
  Consumer finance ($2,783; $3,131) .............      6,734         7,630
 Income tax liabilities .........................        950         1,078
 Other liabilities ..............................      1,886         1,368
 Liabilities related to Separate Accounts .......      9,715         7,863
      Total liabilities .........................     68,916        66,063

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
   Non-convertible ..............................      1,479           982
   Convertible ..................................        246           245
     Total redeemable equity ....................      1,725         1,227

Shareholders' equity
 Convertible preferred stock (shares issued

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997


  and outstanding: 2,317,701; 2,323,722) ........         85            85
 Common stock (shares issued: 259,135,053;
  283,738,546; outstanding: 243,069,549;
  241,170,903) ..................................        321           572
 Net unrealized gains on securities .............        533           627
 Retained earnings ..............................      6,344         6,420
 Cost of treasury stock .........................       (537)         (860)
      Total shareholders' equity ................      6,746         6,844
      Total liabilities and equity ..............    $77,387       $74,134

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                       Six Months Ended
                                                           June 30,
                                                        1997        1996
Operating activities
       Net cash provided by operating activities ...  $   910     $ 1,096

Investing activities
 Investment purchases ..............................   (6,969)     (5,341)
 Investment dispositions and repayments ............    6,489       4,767
 Finance receivable originations and purchases .....   (2,256)     (2,403)
 Finance receivable principal payments received ....    2,146       2,530
 Sale of finance receivables .......................      733           -
 Net increase in short-term investments ............      (44)        (74)
 Acquisition of Home Beneficial Life ...............     (283)          -
 Acquisition of Independent Life ...................        -        (106)
 Other, net ........................................      (15)        (97)
       Net cash used for investing activities ......     (199)       (724)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    1,602       1,527
   Policyholder account withdrawals ................   (1,460)     (1,424)
      Total Retirement Services and Life Insurance .      142         103
 Consumer Finance
   Net decrease in short-term debt .................     (348)        (48)
   Long-term debt issuances ........................      163          31
   Long-term debt redemptions ......................     (711)       (358)
      Total Consumer Finance .......................     (896)       (375)
 Corporate
   Net increase in short-term debt .................      135         212
   Long-term debt redemptions ......................        -         (50)
   Issuance of preferred securities of subsidiaries.      498           -
   Dividends on common and preferred stock .........     (162)       (151)
   Common stock repurchases ........................     (365)        (90)
   Other, net ......................................       50          (2)
      Total Corporate ..............................      156         (81)
       Net cash used for financing activities ......     (598)       (353)

Net increase in cash ...............................      113          19
Cash at beginning of period ........................      176         227
Cash at end of period ..............................  $   289     $   246

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   222     $   202

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997


   Interest
     Corporate .....................................       67          83
     Consumer Finance ..............................      254         249
   Dividends on preferred securities of
    subsidiaries ...................................       28          28

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1997

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation and its subsidiaries (American General or the company) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments, consisting only of normal recurring accruals, that are necessary for a fair presentation of the company's consolidated financial position at June 30, 1997, the consolidated results of operations for the three months and six months ended June 30, 1997 and 1996, and the consolidated cash flows for the six months ended June 30, 1997 and 1996.

     All prior period consolidated financial statements of American General have been restated to include the results of operations, financial position, and cash flows of USLIFE Corporation (USLIFE) under the pooling of interests method of accounting in conjunction with the acquisition of USLIFE (See Note 2).

2.   Acquisitions.

     Home Beneficial Life. On April 16, 1997, American General completed the acquisition of Home Beneficial Corporation, the holding company of Home Beneficial Life Insurance Company (Home Beneficial Life), for $665 million. The purchase price consisted of $283 million cash and 9.5 million shares of American General common stock.

     The acquisition was accounted for using the purchase method, and the results of operations and cash flows of Home Beneficial Life were included in the company's consolidated statements of income and cash flows from the date of acquisition. The acquired assets and liabilities were reflected in American General's consolidated balance sheet as of April 16, 1997, at management's best estimate of their fair values. Evaluation of fair values assigned to Home Beneficial Life's assets and liabilities, primarily related to insurance and employee benefit liabilities, is continuing, and allocation of the purchase price may be adjusted when additional information is available.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

     Noncash investing and financing activities related to the acquisition of Home Beneficial Life that are not reflected in the consolidated condensed statement of cash flows for the six months ended June 30, 1997 were as follows:

     (In millions)

     Fair value of assets acquired                               $1,433
     Liabilities assumed                                           (768)
     Issuance of common treasury shares                            (382)
       Net cash paid for acquisition of Home Beneficial Life     $  283

     USLIFE. On June 17, 1997, American General completed its largest acquisition, the $1.8 billion merger of USLIFE in an all-stock transaction. American General issued 39.0 million shares of common stock, or 1.1069 shares in exchange for each USLIFE common share. The exchange ratio was based on the transaction price of $49 per USLIFE common share divided by an average trading price of American General common stock prior to closing. In addition to the issuance of common stock, American General assumed USLIFE's debt of approximately $600 million.

     The acquisition was accounted for using the pooling of interests method and, accordingly, American General's consolidated financial statements for all periods prior to the acquisition have been restated to include the results of operations, financial position, and cash flows of USLIFE. Revenues and net income for the individual entities were as follows:

                                   Six Months             Quarter
                                 Ended June 30,        Ended June 30,
     (In millions)               1997      1996        1997      1996

     Revenues
      American General          $3,471    $3,431      $1,779    $1,719
      USLIFE                       897       896         447       461
       Total                    $4,368    $4,327      $2,226    $2,180

     Net income (loss)
      American General (a)      $  205    $  337      $   24    $  167
      USLIFE (b)                  (119)       22        (148)       (4)
       Total                    $   86    $  359      $ (124)   $  163

     (a) Includes aftertax merger-related costs of $81 million and losses on assets held for sale and litigation of $106 million in the 1997 periods.

     (b) Includes aftertax merger-related costs of $166 million in the 1997 periods and write-down of group business of $32 million in the 1996 periods.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

3. Merger-Related Costs. The company recorded the following costs in second quarter 1997 related to the merger with USLIFE:

     (In millions)                           Pretax     Aftertax

     Change in control costs                  $179        $155
     Transaction costs                          22          22
     Restructuring costs                        71          46
     Deferred tax asset valuation
      allowance                                  -          24
        Total                                 $272        $247

     Change in control costs consist primarily of severance and supplemental retirement plan payments to USLIFE executives, payable under various USLIFE plans in effect prior to the merger. A substantial portion of these payments are considered excess parachute payments for tax purposes and are not tax deductible by the company.

     Transaction costs include expenses for investment bankers, attorneys, accountants, and proxy printing costs.

     Restructuring costs consist primarily of severance and the elimination of redundant facilities in connection with the merger and the concurrent development of a divisional structure (the Independent Producer division and the Career Agency division) within the Life Insurance segment. This new divisional structure will utilize shared products and administrative services in the Independent Producer division while retaining the distinct marketing attributes of individual subsidiaries. Severance and related costs of $34 million relate to the elimination of approximately 1,200 positions beginning in third quarter 1997. The positions to be eliminated relate to USLIFE's corporate operations and to administrative service functions that will be centralized within the Independent Producer division. Costs of $37 million to eliminate redundant facilities relate to contractual payments under lease obligations for facilities to be vacated, primarily those utilized by USLIFE's corporate operations, and the write-off of mainframe computer equipment and related software at various locations that will be centralized.

     A valuation allowance for the deferred tax asset related to a portion of USLIFE's net operating loss carryforward was required as a result of the USLIFE acquisition in second quarter 1997 since it is more likely than not that some portion of the deferred tax asset will not be realized.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

4. Losses on Assets Held for Sale. In June 1997, American General recorded a loss of $113 million ($73 million aftertax) related to disposition of non-strategic assets, consisting of a loss on the sale of underperforming credit card and private label finance receivable portfolios, and a charge relating to the planned sale of American General's land development operations and its small Canadian life insurance subsidiary. The loss on the sale of receivables primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement.

5. Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary (Preferred Securities). In March 1997, American General Institutional Capital B, a subsidiary trust of American General, issued 500,000 shares, or $500 million, of non-convertible preferred securities. These securities pay semi-annual cash dividends at an annual rate of 8-1/8%.

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

6. Share Repurchase. On April 15, 1997, American General purchased 6.4 million shares of its common stock in an accelerated share repurchase transaction. The shares were purchased from an investment bank for $234 million based on the April 14, 1997 closing price of $36.50 per share, subject to a market price adjustment provision. In order to complete the transaction, the investment bank borrowed American General common stock and will purchase replacement shares in the open market. The ultimate price per share will be adjusted for changes in the market price of American General common stock prior to settlement and a reimbursement for dividends paid on the borrowed shares. The final purchase price is expected to be determined during third quarter 1997, and settled in either cash or shares of American General common stock at the company's option in fourth quarter 1997. The settlement cost, currently estimated at $88 million, will increase the cost of treasury stock as of the date the final purchase price is determined. This transaction, combined with
     3.0 million shares repurchased since the announcement of the definitive agreement to acquire Home Beneficial Life, has the effect of repurchasing substantially all of the shares issued in the Home Beneficial Life acquisition.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

7. New Accounting Standards. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) 128, "Earnings per Share." This statement, which changes certain requirements for computing and disclosing earnings per share, is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Restatement for all periods presented will be required upon adoption. Application of this statement will change the company's disclosures related to earnings per share, but will not have a material impact on reported per share amounts.

     In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This statement is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial statements for all periods presented will be required upon adoption. Application of this statement will not change recognition or measurement of net income and, therefore, will not impact the company's consolidated results of operations or financial position.

     In June 1997, the FASB also issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way companies report segment information. This statement is effective for years beginning after December 15, 1997, but need not be applied to interim financial statements in the initial year of application. Restatement of comparative information for all periods presented will be required upon adoption. Adoption of this statement will result in more detailed segment disclosures but will not have an impact on the company's consolidated results of operations or financial position.

8. Legal Contingencies. Two real estate subsidiaries of American General were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries for $47 million in compensatory damages and for $189 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously awarded punitive damages by $60 million, resulting in a reduced judgment in the amount of $176 million plus post-judgment interest of 10% from July 16, 1993. On January 29, 1996, the Texas First Court of Appeals rendered a decision that affirmed the trial court judgment and held both companies liable to pay the punitive damages. Pursuant to court-ordered mediation, the parties have agreed to a settlement of approximately $50 million as a final resolution of this lawsuit. As a result, American General recorded an aftertax charge of $33 million in second quarter 1997.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

     In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. In June 1993, a representative suit for refund was filed in the United States Court of Federal Claims. In February 1996, the court ruled in favor of the company on all legal issues related to this contingency, and the judgment entered in favor of the company for the portion of the contingency related to the representative case was appealed by the government. On July 9, 1997, the U.S. Court of Appeals for the Federal Circuit ruled in favor of the company. It is unknown whether the government will pursue any further appeal; however, the company intends to pursue a full refund of the amounts paid. Accordingly, no provision has been made in the company's consolidated financial statements related to this contingency.

     In recent years, various life insurance companies have been named as defendants in class action lawsuits relating to life insurance pricing and sales practices, and a number of these lawsuits have resulted in substantial settlements. Certain of American General's subsidiaries are defendants in such purported class action lawsuits filed in 1996 and 1997, asserting claims related to pricing and sales practices. These claims are being defended vigorously by the subsidiaries. Given the uncertain nature of litigation and the early stages of this litigation, the outcome of these actions cannot be predicted at this time. American General nevertheless believes that the ultimate outcome of all such pending litigation should not have a material adverse effect on American General's consolidated financial position; however, it is possible that settlements or adverse determinations in one or more of these actions or other future proceedings could have a material adverse effect on American General's consolidated results of operations for a given period. No provision has been made in the consolidated financial statements related to this pending litigation because the amount of loss, if any, from these actions cannot be reasonably estimated at this time.

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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1.  Financial Statements (continued).

9. Status of Federal Tax Return Examinations. The company and the majority of its subsidiaries file a consolidated federal income tax return. The IRS is currently examining the company's tax returns for 1988 through 1992. The 1988 tax year has been settled with the exception of two issues which may be pursued in the United States Tax Court. One issue from tax returns prior to 1988 has been the subject of litigation, as described in Note 8. In addition, certain of the tax returns of recently acquired companies are also being examined. Although the final outcome of these examinations is uncertain, the company believes that the ultimate liability, including interest, will not exceed amounts recorded in the consolidated financial statements.





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


                         SIGNIFICANT CORPORATE EVENTS

Home Beneficial Life Acquisition. On April 16, 1997, the company acquired Home Beneficial Life for $665 million, consisting of $283 million cash and 9.5 million shares of American General common stock. The acquisition was accounted for using the purchase method and, accordingly, Life Insurance segment results for the six months and quarter ended June 30, 1997 presented herein include Home Beneficial Life's results from the date of acquisition.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Share Repurchase. On April 15, 1997, American General purchased 6.4 million shares of its common stock in an accelerated share repurchase transaction. The shares were purchased from an investment bank for $234 million based upon the April 14, 1997 closing price of $36.50 per share, subject to a market price adjustment provision. The final purchase price is expected to be determined during third quarter 1997, and settled in either cash or shares of American General common stock at the company's option in fourth quarter 1997. The settlement cost, currently estimated at $88 million, will increase the cost of treasury stock as of the date the final purchase price is determined. This transaction, combined with 3.0 million shares repurchased since the announcement of the definitive agreement to acquire Home Beneficial Life, has the effect of repurchasing substantially all of the shares issued in the Home Beneficial Life acquisition.

USLIFE Acquisition. On June 17, 1997, American General completed its largest acquisition, the $1.8 billion merger of USLIFE in an all-stock transaction. American General issued 39.0 million shares of common stock, or 1.1069 shares in exchange for each USLIFE common share. The merger was accounted for on a pooling of interests basis and, accordingly, American General's consolidated financial statements for prior periods presented in this Form 10-Q have been restated to present the combined operations of American General and USLIFE as if the acquisition had been in effect for all periods presented.

Life Insurance Divisional Realignment. Following completion of the USLIFE merger, the company realigned its Life Insurance segment into two divisions based on distribution systems and market focus. The new divisions are the Independent Producer division and the Career Agency division. The divisional structure is designed to support the company's expanded distribution system while achieving operating efficiencies, improved product development, and enhanced customer service.

Merger-Related Costs. In conjunction with the USLIFE acquisition and the Life Insurance segment divisional realignment, the company recorded an aftertax charge of $247 million in second quarter 1997, consisting of the following:

     (In millions)                           Pretax     Aftertax

     Change in control costs                  $179        $155
     Transaction costs                          22          22
     Restructuring costs                        71          46
     Deferred tax asset valuation
      allowance                                  -          24
        Total                                 $272        $247

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Change in control costs consist primarily of severance and supplemental retirement plan payments to USLIFE executives, payable under various USLIFE plans in effect prior to the merger. A substantial portion of these payments are considered excess parachute payments for tax purposes and are not tax deductible by the company.

Transaction  costs   include  expenses  for  investment   bankers,  attorneys,
accountants, and proxy printing costs.

Restructuring costs consist primarily of severance and the elimination of redundant facilities in connection with the merger and the concurrent development of a divisional structure (the Independent Producer division and the Career Agency division) within the Life Insurance segment. This new divisional structure will utilize shared products and administrative services in the Independent Producer division while retaining the distinct marketing attributes of individual subsidiaries. Severance and related costs of $34 million relate to the elimination of approximately 1,200 positions beginning in third quarter 1997. The positions to be eliminated relate to USLIFE's corporate operations and to administrative service functions that will be centralized within the Independent Producer division. Costs of $37 million to eliminate redundant facilities relate to contractual payments under lease obligations for facilities to be vacated, primarily those utilized by USLIFE's corporate operations, and the write-off of mainframe computer equipment and related software at various locations that will be centralized. The integration of USLIFE is expected to be completed within twelve months and should result in a reduction in operating expenses of approximately $50 million.

A valuation allowance for the deferred tax asset related to a portion of USLIFE's net operating loss carryforward was required as a result of the USLIFE acquisition in second quarter 1997 since it is more likely than not that some portion of the deferred tax asset will not be realized.

Disposition  of  Non-Strategic Assets.   On  July  10, 1997,  American General
announced the disposition of certain non-strategic assets including underperforming credit card and private label finance receivable portfolios, its land development business, and a small Canadian life insurance company. In conjunction with the sale or planned sale of these non-strategic assets, the company recorded an aftertax charge of $73 million in second quarter 1997.

Settlement of Litigation. In June 1997, the company agreed to a settlement of approximately $50 million as final resolution of a lawsuit with an outstanding judgment of $176 million plus post-judgment interest of 10% from July 16, 1993. As a result, the company recorded a $33 million aftertax charge in second quarter 1997.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                      CONSOLIDATED RESULTS OF OPERATIONS

                                 Six Months Ended         Quarter Ended
(In millions,                        June 30,               June 30,
except share data)               1997         1996      1997         1996

Net income (loss)               $   86       $  359    $ (124)      $  163
Net income (loss) per share        .36         1.44      (.49)         .65

Net income (loss) for the quarter and six months ended June 30, 1997 reflected aftertax non-recurring charges totaling $353 million ($1.41 per share). The charges included merger-related costs of $247 million in conjunction with the USLIFE acquisition and the Life Insurance segment divisional realignment, $73 million in losses on non-strategic assets sold or held for sale, and $33 million for settlement of pending litigation by a real estate subsidiary of American General.

Net income for the prior year's quarter and six months ended June 30, 1996 reflected a $32 million ($.13 per share) aftertax charge to recognize revised assumptions reflecting current experience on USLIFE's traditional indemnity group major medical business.

Excluding the non-recurring charges in 1997 and 1996, net income increased $48 million, or 12%, and $34 million, or 17%, for the first six months and second quarter of 1997, respectively, compared to the same periods in 1996, primarily due to improved business segment earnings in both periods and realized gains from the sale of invested assets in second quarter 1997.


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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment earnings were as follows:

                                    Six Months Ended       Quarter Ended
                                        June 30,              June 30,
(In millions)                       1997        1996      1997        1996

Retirement Services                 $127        $118      $ 64        $ 58
Life Insurance (a)                   285         267       143         140
Consumer Finance (b)                  79          59        40          31
 Segment earnings                   $491        $444      $247        $229

(a) Excludes aftertax charges of $46 million for restructuring costs in the 1997 periods and $32 million for write-down of USLIFE group business in the 1996 periods.

(b) Excludes aftertax losses on assets held for sale of $27 million in the 1997 periods.

A discussion of each segment's results follows. The reasons for any significant variations between the quarters ended June 30, 1997 and 1996 are the same as those discussed below for the respective six month periods, unless otherwise noted.

Retirement Services

The Retirement Services segment offers retirement products and planning services to employees of educational, health care, public sector, and other not-for-profit organizations. Asset growth through sales and deposits, as well as management of the investment spread and operating expenses, contribute to the segment's profitability. Segment results were as follows:

                                 Six Months Ended         Quarter Ended
                                     June 30,                June 30,
(In millions)                    1997        1996        1997       1996

Segment earnings               $   127     $   118     $    64    $    58
Assets
 Investments                    22,703      21,352      22,703     21,352
 Separate Accounts               8,902       5,829       8,902      5,829
Sales                              795         576         347        269
Deposits
 Fixed                             844         811         419        384
 Variable                          862         593         441        311

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment earnings for the six months ended June 30, 1997, compared to the same period of 1996, increased 7%, primarily due to asset growth over the past twelve months. Asset growth, excluding the fair value adjustment to securities, was $4.4 billion, or 16%, from June 30, 1996 to June 30, 1997 and $2.6 billion, or 9%, from December 31, 1996, reflecting strong sales, an increase in total deposits, and market appreciation in Separate Accounts.

Sales for the six months ended June 30, 1997 increased $219 million, or 38%, compared to the same period in 1996, primarily due to increased sales of the Portfolio Director annuity product, which accounted for 72% of total deposits for the first six months of 1997 compared to 56% in the comparable 1996 period. Variable deposits increased 45% for the six months ended June 30, 1997, compared to the same period in 1996, as a result of policyholders'
demand for equity investments due to the strong performance of the stock market. The segment's Separate Account assets, which relate to variable account options, increased $3.1 billion from June 30, 1996 to June 30, 1997 and $1.8 billion from December 31, 1996, reflecting both the increased sales and the strong market appreciation.

Investment results and crediting rates on fixed accounts were as follows:

                                   Six Months Ended        Quarter Ended
                                       June 30,               June 30,
($ in millions)                     1997       1996        1997      1996

Net investment income              $ 845      $ 822       $ 425     $ 411
Investment yield                    7.91%      8.08%       7.89%     8.05%
Average crediting rate              6.13       6.24        6.09      6.22
Investment spread on
 fixed accounts                     1.78       1.84        1.80      1.83

Net investment income, the primary component of revenues, increased 3% for the first six months of 1997 compared to the same period of 1996, reflecting growth in invested assets, partially offset by a decrease in investment yield. Investment yield for the six months ended June 30, 1997 decreased 17 basis points compared to the same period in 1996. In response to the declining yield, the company adjusted the rates credited to its policyholders during 1997. As a result, the investment spread on fixed accounts declined only 6 basis points in comparison to the first six months of 1996 and 3 basis points for second quarter 1997 compared to second quarter 1996.

The rate of policyholder surrenders of fixed accounts was 5.39% of average reserves for the first six months of 1997 compared to 5.31% for the same period in 1996. The surrender rate for second quarter 1997 of 5.05% was an improvement over both the first quarter 1997 and second quarter 1996 rates of 5.74% and 5.18%, respectively.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The ratio of operating expenses to average assets improved to .48% for the first half of 1997 from .51% for the same period of 1996 due to an increase in average assets, which more than offset an increase in operating expenses primarily related to data processing expenses.

Life Insurance

The Life Insurance segment provides traditional and interest-sensitive life insurance and annuities to three defined markets, based on household income and product needs. In second quarter 1997, the segment was aligned into two divisions, the Independent Producer division and the Career Agency division, based on distribution system and market focus. Recent acquisitions of companies that complement the segment's existing markets and distribution systems have contributed to growth and profitability. Segment profitability is a function of premiums, investment spread, mortality, and operating expenses. Segment results were as follows:

                            Six Months Ended           Quarter Ended
                                June 30,                  June 30,
(In millions)              1997          1996        1997          1996

Segment earnings *       $    285      $    267    $    143      $    140
Premiums and other
 considerations             1,490         1,467         760           754
Assets                     34,087        32,074      34,087        32,074
Net investment income       1,034         1,000         524           508

   * Excludes aftertax charges of $46 million for restructuring costs in the 1997 periods and $32 million for write-down of USLIFE group business in the 1996 periods.

Segment earnings for the first six months of 1997 increased 7% compared to the same period of 1996 and increased 2% for the comparable quarter-to-date periods. The increase was due to additional earnings in the Career Agency division, generated by the acquisition of Home Beneficial Life (acquired April 16, 1997) and Independent Life (acquired February 29, 1996), and growth in policyholder funds through increased life insurance sales in the Independent Producer division. The earnings from acquisitions and growth, which increased premiums and net investment income, were partially offset by higher amortization of deferred policy acquisition costs related to growth in the interest-sensitive life insurance business.

Asset growth, excluding the fair value adjustment to securities, was $1.7 billion, or 5%, from June 30, 1996 to June 30, 1997 and $1.4 billion, or 4%, from December 31, 1996, primarily due to the acquisition of Home Beneficial Life, increased sales, and additional deposits.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net investment income increased $34 million for the first six months of 1997 compared to the same period in 1996, primarily due to growth in average assets including Home Beneficial Life. Year-to-date investment yields decreased in both divisions, primarily due to lower interest rates on new investment purchases.

Information regarding sales and deposits was as follows:

                              Six Months Ended        Quarter Ended
                                  June 30,               June 30,
(In millions)                  1997      1996         1997      1996

Life Insurance
 Sales                        $  257    $  240       $  141    $  126
 Deposits                        565       531          284       264
Annuities
 Sales                           194       202           98        99
 Deposits                        251       242          117       124

Life insurance sales and deposits for the first six months of 1997 exceeded comparable 1996 amounts by 7%, due to a number of new marketing initiatives and the acquisition of Home Beneficial Life. Annuity sales for the six months ended June 30, 1997 were 4% below comparable prior year sales, primarily due to increasingly competitive market conditions. Annuity deposits for such periods increased 4% primarily due to increased structured settlement sales.

Death claims, included in insurance and annuity benefits, increased 4% from 1996 to 1997, primarily due to the acquisitions of Independent Life and Home Beneficial Life. Death claims per $1,000 of in force were $3.37 for the first six months of 1997 compared to $3.38 for the same period in 1996. Overall, mortality experience was within product pricing assumptions.

The ratio of operating expenses to direct premiums and deposits increased to 16.49% for the first six months of 1997, compared to 15.73% for the same period in 1996. The increase was primarily due to Home Beneficial Life's and Independent Life's expense ratios exceeding those of the company's other life insurance subsidiaries. While anticipated expense savings from consolidation of these acquired companies' operations are proceeding as expected, the expense savings have not been fully realized to date. In addition, the segment experienced higher technology and marketing expenses. The expense ratios for second quarter 1997 declined slightly compared to the same period of 1996, due to expense reductions at Independent Life and higher life insurance deposits.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance

The Consumer Finance segment provides consumer and home equity loans and other credit-related products. Segment results are influenced by the amount and mix of finance receivables, credit quality, borrowing cost, and operating expenses. Segment results were as follows:

                                Six Months Ended         Quarter Ended
                                    June 30,               June 30,
($ in millions)                  1997       1996       1997         1996

Segment earnings *              $   79     $   59     $   40       $   31
Finance receivables              7,407      8,053      7,407        8,053
Yield on finance receivables     17.02%     18.13%     16.95%       18.13%
Borrowing cost                    6.76       6.91       6.82         6.89
Spread                           10.26      11.22      10.13        11.24

   * Excludes aftertax losses on assets held for sale of $27 million in the 1997 periods.

Segment earnings were above prior period levels, primarily due to an improvement in credit quality during the first half of 1997. Segment earnings for the six months ended June 30, 1997 increased $20 million, or 34%, compared to the same period of 1996. For second quarter 1997, segment earnings were up $9 million, or 31%, compared to second quarter 1996.

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

Other components of the action program included raising underwriting standards, slowing branch expansion, increasing collection efforts, and rebalancing the finance receivable portfolio to increase the proportion of real estate-secured receivables. During the last six months of 1996, the company purchased real estate-secured receivables totaling $553 million, which increased the proportion of these receivables to 52% at June 30, 1997, compared to 39% at June 30, 1996.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Total finance receivables decreased $218 million from December 31, 1996 to June 30, 1997 and $646 million during the twelve months ended June 30, 1997. All lines of receivables, except for real estate-secured consumer loans, decreased compared to December 31, 1996 and June 30, 1996. The decreases were due to management's action program to improve credit quality, and the reclassification of certain finance receivable portfolios to assets held for sale in December 1996. These portfolios consisted of $520 million of bank credit card receivables and $355 million of private label finance receivables at December 31, 1996. The company recognized an aftertax charge of $93 million in fourth quarter 1996 related to the assets held for sale. In April 1997, the company repurchased $100 million of private label and credit card receivables that previously had been sold through securitization, and offered $70 million of that portfolio for sale with the company's other finance receivables held for sale.

In June 1997, the company sold all of the assets held for sale (with a remaining balance of $658 million) and $81 million of other private label finance receivables. In connection with these sales, the company took an aftertax charge of $27 million in second quarter 1997. This additional loss primarily resulted from establishing a liability for estimated future payments to the purchaser of the credit card portfolio under a five-year loss sharing arrangement.

Finance charge revenues decreased $99 million for the first six months of 1997 and $48 million for the second quarter of 1997, compared to the same periods in 1996, due to lower average receivables, combined with a decline in the yield on finance receivables.

The yield on finance receivables declined 111 basis points for the first six months of 1997 and declined 118 basis points for the second quarter of 1997, compared to the same periods in 1996. The yield decline resulted from the change in the portfolio mix to a higher proportion of real estate-secured loans, which generally have lower yields, partially offset by the decreased proportion of non-accrual delinquent finance receivables during 1997. The spread between yield and borrowing cost decreased 96 basis points and 111 basis points for the first six months of 1997 and the second quarter of 1997, respectively, compared to the same periods of 1996. These declines resulted from a decrease in yield, partially offset by lower borrowing costs.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Charge offs, delinquencies, and the allowance for finance receivable losses were as follows:

                                   Six Months Ended        Quarter Ended
                                       June 30,              June 30,
($ in millions)                     1997       1996       1997       1996

Charge offs                        $ 141      $ 221      $  68      $ 107
  % of average finance
   receivables                      3.76%      5.41%      3.68%      5.33%

                                       June 30,
                                    1997       1996
Delinquencies                      $ 300      $ 350
  % of finance receivables          3.73%      3.99%

Allowance for finance
 receivable losses                 $ 385      $ 482
  % of finance receivables          5.20%      5.99%

The charge off, delinquency, and allowance ratios decreased for the six months ended June 30, 1997 compared to the same period in 1996, primarily due to improved credit quality related to the increased proportion of real estate-secured receivables and the reclassification and sale of non-strategic, underperforming finance receivable portfolios. Excluding the portfolios held for sale, the charge off and delinquency ratios were 4.61% and 3.77%, respectively, for the six months ended June 30, 1996.

The delinquency ratio decreased 10 basis points from 3.83% at December 31, 1996, to 3.73% at June 30, 1997. Excluding the receivable portfolios reclassified to assets held for sale, the charge off ratio decreased from 5.03% for fourth quarter 1996 and 3.83% for first quarter 1997 to 3.68% for second quarter 1997. These decreases resulted from the positive impact of management's action program to improve credit quality. The allowance ratio increased 2 basis points from 5.18% at December 31, 1996 to 5.20% at June 30, 1997 due to a decrease in average finance receivables, partially offset by a $10 million decrease in the allowance for finance receivable losses in 1997 resulting from improved credit quality of the receivables portfolio.

Operating expenses decreased $27 million, or 11%, for the six months ended June 30, 1997, compared to the same period in 1996. As a percentage of average finance receivables, operating expenses were 6.06% and 6.29% for the six months ended June 30, 1997 and 1996, respectively. The decrease in operating expenses was primarily due to exclusion of the operating expenses associated with servicing the portfolios held for sale, decreased collection expenses, and lower expenses due to workforce reduction, partially offset by a decrease in deferral of finance receivable origination costs.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





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

Fair Value  of Securities  (SFAS 115).   The components  of the  adjustment to
report securities at fair value at June 30, 1997 and December 31, 1996, and the change, were as follows:

                                      June 30,     December 31,
(In millions)                           1997           1996        Change

Fair value adjustment to securities   $ 1,333        $ 1,514      $  (181)
Adjusted by:
  Decrease in DPAC/CIP                   (510)          (598)          88
  Increase in deferred income taxes      (301)          (348)          47
Equity in WNC's unrealized gains           11             59          (48)
Net unrealized gains on securities    $   533        $   627      $   (94)

Accounting rules do not permit adjustment to fair value of the insurance liabilities supported by these securities, thereby creating volatility in shareholders' equity as interest rates change. Care should be exercised in drawing conclusions based on balance sheet amounts that are only partially adjusted to fair value.

Fixed Maturity Securities. Fixed maturity securities represented 87% of invested assets at June 30, 1997. Information regarding the fixed maturity securities portfolio, which included bonds and redeemable preferred stocks, at June 30, 1997 was as follows:

                                   June 30,                 Average Credit
(In millions)                        1997           %           Rating

Investment grade                    $34,869         76%          A
Mortgage-backed                       9,308         20           AAA
Below investment grade                1,808          4           BB-
 Total fixed maturities             $45,985        100%          A+

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Mortgage-backed securities (MBSs), consisting principally of collateralized mortgage obligations, are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. MBSs represented 20% and 24% of fixed maturity securities at June 30, 1997 and December 31, 1996, respectively. The reduction represents the company's actions to reduce its exposure to cash flow risk associated with these investments.

Below investment grade fixed maturity securities, those rated below BBB-, were $1.8 billion at June 30, 1997 and $1.7 billion at December 31, 1996. These investments represented 4% of total fixed maturity securities at both balance sheet dates. Net investment income from below investment grade fixed maturity securities, including realized investment gains and losses, was $58 million and $53 million for the first six months of 1997 and 1996, respectively.

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, represented less than .01% of total fixed maturity securities at June 30, 1997 and December 31, 1996.

Mortgage  Loans.   Mortgage loans  on real estate  represented 6%  of invested assets at June 30, 1997. Information regarding the mortgage loan portfolio at June 30, 1997 was as follows:

                                  June 30,      Non-Performing Loans
(In millions)                       1997           Amount        %

Commercial loans                   $ 3,460         $ 184        5.3%
Allowance for losses                   (71)          (30)
  Total mortgage loans             $ 3,389         $ 154

Non-performing mortgage loans include loans delinquent 60 days or more and commercial loans that have been restructured and are currently performing under the modified terms. These loans represented 5.3% of total commercial loans at June 30, 1997, compared to 5.1% at December 31, 1996.

At June 30, 1997, $197 million of performing commercial mortgage loans were included on the company's watch list because they were either delinquent 30-59 days, the borrower was in bankruptcy, or the loan was determined to be under-collateralized. This amount compares to $282 million at December 31, 1996. The decrease in the watch list amount was primarily due to loans that are no longer undercollaterized or were reinstated, refinanced, or repaid. While the watch list loans may be predictive of higher non-performing loans in the future, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Realized Investment Gains (Losses). Realized investment gains (losses) were as follows:

                                                    Six Months Ended
                                                        June 30,
(In millions)                                        1997       1996

Sales
  Fixed maturity securities                         $ (14)      $(16)
  Equity securities                                     4         40
  Real estate and other long-term investments          19          8
Write-downs/reserve changes                             6         (3)
Other                                                  (1)         2
  Total realized investment gains (losses)          $  14       $ 31

The 1997 write-downs/reserve changes resulted from the reversal of allowances on mortgage loans due to improved credit quality. The 1996 write-downs/reserve changes related to fixed maturity securities and mortgage loans.

Investment Real Estate. Investment real estate consists of land development projects, income-producing real estate, foreclosed real estate, and the American General Center, an office complex in Houston. In June 1997, the company signed a definitive agreement to sell the majority of its land development projects; the sale is expected to close in August 1997. In conjunction with the sale of these non-strategic assets, the company recognized an aftertax loss of approximately $45 million, including expenses associated with the sale, in second quarter 1997.


                               CAPITAL RESOURCES

Corporate Debt. Corporate debt is incurred primarily to fund acquisitions, share repurchases, and capital needs of subsidiaries. Corporate debt increased $136 million from December 31, 1996 to June 30, 1997, primarily due to an increase in borrowings to fund repurchases of American General's common stock and the Home Beneficial Life acquisition, partially offset by the net proceeds from the March 1997 issuance of 8-1/8% preferred securities.

Interest expense on corporate debt decreased $4 million, or 3%, for the six months ended June 30, 1997 compared to the same period in 1996. The decrease relates to lower average short-term borrowings from the use of the proceeds of preferred securities issued in December 1996 and March 1997 to reduce short-term debt.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The ratio of corporate debt to corporate capital (excluding the fair value adjustment to securities) was 22.0% at June 30, 1997 and December 31, 1996. Management expects to maintain the ratio at or below 25% during the remainder of 1997.

Consumer Finance Debt. The capital of American General's Consumer Finance segment varies directly with the amount of finance receivables outstanding. The mix of capital between debt and equity is based primarily on maintaining leverage at a level that supports cost-effective funding. Consumer finance debt decreased $896 million from December 31, 1996 to June 30, 1997, primarily due to the decline in finance receivables and management's actions to return the Consumer Finance segment's debt to tangible net worth ratio to the target level of 7.5 to 1.

Interest expense on Consumer Finance debt decreased $21 million, or 9%, for the six months ended June 30, 1997 compared to the same period in 1996, primarily due to the reclassification of interest expense to assets held for sale.

Redeemable Equity. Redeemable equity increased $498 million from December 31, 1996 to June 30, 1997, due to the March 1997 issuance of 8-1/8% preferred securities. Net proceeds from this issuance were used to reduce short-term debt.

Shareholders' Equity.   Shareholders'  equity decreased from  $6.8 billion  at
December 31, 1996 to $6.7 billion at June 30, 1997, primarily due to the $94 million decrease in net unrealized gains on securities.

Due to the requirements of certain accounting rules, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of securities (see "Investments - Fair Value of Securities (SFAS 115)" on page 22).

Rating Agencies. As a result of the acquisition of USLIFE, Standard & Poor's (S&P), Duff & Phelps (D&P), Moody's, and A.M. Best conducted reviews of the debt, preferred securities, and claims-paying ability ratings of American General and its subsidiaries. Based on these reviews, several ratings changed and all ratings were subsequently removed from review by the rating agencies.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

As of August 12, 1997, the ratings were as follows:

                                        S&P     D&P    Moody's   A.M. Best
Debt and preferred securities
 ratings:
  American General Corporation
   Commercial paper                    A-1+    D-1+      P-1
   Long-term debt                      AA-     AA-       A2
   Preferred securities                A+      A         a2

  American General Finance
   Corporation
    Commercial paper                   A-1     D-1+      P-1
    Long-term debt                     A+      A+        A2

Claims-paying ability ratings:
  All American Life                    AA+               Aa3        A+
  American General Life and Accident   AA+     AAA                  A++
  American General Life                AA+     AAA       Aa3        A++
  Franklin Life                        AA+     AAA       Aa3        A++
  Old Line Life                        AA+               Aa3        A+
  United States Life                   AA+               Aa3        A+
  VALIC                                AA+     AAA       Aa2        A++


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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Parent Company Cash Flows
                                                   Six Months Ended
                                                       June 30,
(In millions)                                      1997        1996

Net cash provided by operating activities         $  251      $  187
Dividends paid by Life Insurance and
 Retirement Services segments                        210         163
Dividends paid by Consumer Finance segment           106          57

Net cash provided by operating activities increased in the first half of 1997 compared to the same period in 1996 primarily due to dividends paid to
American General by its subsidiaries. During the first six months of 1997, the Life Insurance and Retirement Services segments paid $353 million of cash dividends to subsidiaries of American General, of which $210 million was dividended to the parent company.

Segment Cash Flows
                                                   Six Months Ended
                                                       June 30,
(In millions)                                      1997        1996

Life Insurance and Retirement Services
 Net cash provided by operating activities        $1,021      $  927
 Net cash provided by policyholder
   account deposits, net of withdrawals
    Fixed                                            142         103
    Variable                                         911         908
Consumer Finance
 Net cash provided by operating activities           283         335

Net cash flows generated by the Life Insurance and Retirement Services segments include cash provided by operating activities and fixed policyholder account deposits, net of withdrawals. Cash flows from these sources in the first half of 1997 compared to 1996 increased by $133 million due to increases in premiums and net investment income. These increases were partially offset by an increase in operating expenses due to the addition of Independent Life's and Home Beneficial Life's operating expenses in 1997. Variable account deposits (including transfers from fixed accounts), net of withdrawals, increased $3 million in the first six months of 1997 compared to the prior year period. These net deposits, which relate to Separate Accounts and are excluded from the company's consolidated condensed statement of cash flows, were relatively flat due to an increase in variable deposits of $269 million, offset by an increase in withdrawals of $78 million and a decrease in transfers from fixed accounts of $188 million.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The Consumer Finance segment's cash provided by operating activities decreased $52 million in the first six months of 1997 compared to the first six months of 1996 primarily due to decreased finance charge revenues attributable to lower average net receivables.

Consolidated Operating Activities. Net cash flows from operating activities on a consolidated basis decreased $186 million in the six months ended June 30, 1997 compared to the same period in 1996. This decrease primarily related to the payment of change in control costs by an intermediate holding company, partially offset by the increases in parent company and segment operating cash flows discussed above.

Investing  Activities.   Cash flows  related to  investing activities  were as
follows:
                                                       Calls, Maturities,
                                    Purchases              and Sales
                                 Six Months Ended       Six Months Ended
(In millions)                        June 30,               June 30,
                                 1997        1996       1997        1996
Fixed maturity securities       $6,728      $5,049     $5,848      $4,317
Mortgage loans                     198         237        433         224
Equity securities                    2           1         65         145
Other                               41          54        143          81
  Total                         $6,969      $5,341     $6,489      $4,767

Credit Facilities. American General and certain of its subsidiaries use commercial paper to meet short-term funding requirements. Unsecured bank credit facilities are used to support commercial paper borrowings. At June 30, 1997, committed credit facilities totaled $3.8 billion, and there were no borrowings under these facilities.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

As reported initially in the company's Report on Form 8-K dated March 5, 1993 and in subsequent reports, two real estate subsidiaries of American General were defendants in a lawsuit, Avia Development Group et al. v. American General Realty Investment Corp., et al. (filed in the 61st District Court of Harris County, Texas, September 23, 1991), that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries for $47 million in compensatory damages and for $189 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously awarded punitive damages by $60 million, resulting in a reduced judgment in the amount of $176 million plus post-judgment interest of 10% from July 16, 1993. On January 29, 1996, the Texas First Court of Appeals rendered a decision that affirmed the trial court judgment and held both companies liable to pay the punitive damages. Pursuant to court-ordered mediation, the parties have agreed to a settlement of approximately $50 million as a final resolution of this lawsuit. As a result, American General recorded an aftertax charge of $33 million in second quarter 1997.

In April 1992, the IRS issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. In June 1993, a representative suit for refund was filed in the United States Court of Federal Claims (Gulf Life Insurance Co. v. United States, C.A. No. 93-404T). In February 1996, the court ruled in favor of the company on all legal issues related to this contingency, and the judgment entered in favor of the company for the portion of the contingency related to the representative case was appealed by the government. On July 9, 1997, the U.S. Court of Appeals for the Federal Circuit ruled in favor of the company. It is unknown whether the government will pursue any further appeal; however, the company intends to pursue a full refund of the amounts paid.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 1. Legal Proceedings (continued).

In recent years, various life insurance companies have been named as defendants in class action lawsuits relating to life insurance pricing and sales practices, and a number of these lawsuits have resulted in substantial settlements. Certain of American General's subsidiaries are defendants in such purported class action lawsuits filed in 1996 and 1997, asserting claims related to pricing and sales practices. These claims are being defended vigorously by the subsidiaries. Given the uncertain nature of litigation and the early stages of this litigation, the outcome of these actions cannot be predicted at this time. American General nevertheless believes that the ultimate outcome of all such pending litigation should not have a material adverse effect on American General's consolidated financial position; however, it is possible that settlements or adverse determinations in one or more of these actions or other future proceedings could have a material adverse effect on American General's consolidated results of operations for a given period. No provision has been made in the consolidated financial statements related to this pending litigation because the amount of the loss, if any, from these actions cannot be reasonably estimated at this time.

In addition to those lawsuits or proceedings disclosed herein and in the company's 1996 Form 10-K, the company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 4.  Submission of Matters to a Vote of Security Holders

Annual Meeting.

On April 24, 1997, American General held its annual meeting of shareholders. As of that date, shareholders of the company's common and preferred shares outstanding were entitled to 202,956,489 votes. At the meeting, the company's shareholders voted on the following matters: (i) election of ten directors, constituting the company's entire board, for one-year terms; (ii) approval of the American General Corporation 1997 Stock and Incentive Plan; and (iii) ratification of the appointment of Ernst & Young LLP as independent auditors for 1997. Each matter was approved by the shareholders. The votes cast for, against, and abstentions as to each such matter were as follows:

                               Votes For      Votes Against     Abstentions

ELECTION OF DIRECTORS:

J. Evans Attwell              177,572,734       1,657,061            -
Brady F. Carruth              178,070,315       1,159,480            -
James S. D'Agostino Jr.       178,060,666       1,169,129            -
W. Lipscomb Davis Jr.         178,081,554       1,148,241            -
Robert M. Devlin              178,029,681       1,200,114            -
Larry D. Horner               178,051,287       1,178,508            -
Richard J. V. Johnson         178,075,722       1,154,073            -
Jon P. Newton                 178,060,638       1,169,157            -
Robert E. Smittcamp           178,088,317       1,141,478            -
Anne M. Tatlock               178,055,365       1,174,430            -

STOCK AND INCENTIVE PLAN:     171,157,624       6,820,664        1,251,507

INDEPENDENT AUDITORS:         178,573,414         211,440          444,941

A more detailed description of the matters voted on by shareholders of the company at this meeting is included in the definitive Proxy Statement dated March 18, 1997 and incorporated herein by reference.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





Item 4.  Submission of Matters to a Vote of Security Holders (continued).

Special Meeting.

On June 17, 1997, American General held a special meeting of shareholders. As of that date, shareholders of the company's common and preferred shares outstanding were entitled to 205,606,320 votes. At the meeting, the company's shareholders voted in favor of the proposal to approve the issuance of American General common stock (estimated to be a minimum of approximately 39 million and a maximum of approximately 47 million shares) as consideration in the acquisition of USLIFE. The votes cast for, against, and abstentions were as follows:

                               Votes For      Votes Against     Abstentions

ISSUANCE OF STOCK:            159,832,158        754,466          703,565

Additional information concerning the matter put forward at this meeting is included in the company's Form S-4 (File No. 333-27361) filed with the Securities and Exchange Commission on May 19, 1997 and incorporated herein by reference. A more detailed description of the transaction voted on by shareholders of the company at this meeting is included in the definitive Joint Proxy/Prospectus dated May 19, 1997 and incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 11     Computation of Earnings per Share.

     Exhibit 12     Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends.

     Exhibit 27     Financial Data Schedule.

b.   Reports on Form 8-K.

     None.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  August 14, 1997

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended June 30, 1997





                                 EXHIBIT INDEX



   Exhibit

     11             Computation of Earnings per Share.

     12             Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends.

     27             Financial Data Schedule.