Form 10-Q
period 1997-09-30
AMERICAN GENERAL CORP /TX/
filed 1997-11-13
CIK 5103

AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 1997

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

Yes   X  .     No      .

As of October 31, 1997, there were 243,577,782 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the nine
                    months and quarter ended September 30, 1997
                    and 1996 .........................................   2

                  Consolidated Balance Sheet at September 30, 1997 and
                    December 31, 1996 ................................   3

                  Consolidated Condensed Statement of Cash Flows for
                    the nine months ended September 30, 1997
                    and 1996 .........................................   4

                  Notes to Consolidated Financial Statements .........   5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............  13


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings ..................................  30

         Item 5.  Other Information ..................................  31

         Item 6.  Exhibits and Reports on Form 8-K ...................  35

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                       (In millions, except share data)

                                     Nine Months Ended      Quarter Ended
                                       September 30,        September 30,
                                      1997        1996      1997      1996
Revenues
 Premiums and other considerations. $ 2,472     $ 2,424   $   839   $   820
 Net investment income ............   2,983       2,812     1,010       943
 Finance charges ..................     950       1,093       315       359
 Realized investment gains ........      25          57        11        26
 Equity in earnings of Western
  National Corporation ............      39          27        13        10
 Other ............................     134         111        47        39
     Total revenues ...............   6,603       6,524     2,235     2,197

Benefits and expenses
 Insurance and annuity benefits ...   3,127       3,090     1,051     1,028
 Policyholder dividends ...........      70          71        23        24
 Operating costs and expenses .....   1,058       1,041       360       349
 Commissions ......................     648         635        224      215
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............     (71)        (92)      (20)      (25)
 Provision for finance receivable
  losses ..........................     187         301        56        90
 Merger-related costs .............     272           -         -         -
 Losses on assets held for sale ...     113          20         -        20
 Litigation and other charges .....      50          50         -         -
 Interest expense
  Corporate .......................     117         121        40        40
  Consumer Finance ................     343         369       117       122
     Total benefits and expenses ..   5,914       5,606     1,851     1,863

Earnings
 Income before income tax
  expense .........................     689         918       384       334
 Income tax expense ...............     315         331        135      125
 Income before net dividends on
  preferred securities of
  subsidiaries ....................     374         587       249       209
 Net dividends on preferred
  securities of subsidiaries ......      62          29        23        10
     Net income ................... $   312     $   558   $   226   $   199

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997


Net income per share .............. $  1.27     $  2.24   $   .91   $   .80
Dividends paid per common share ... $ 1.05 $ .98 $ .35 $ .33 Average fully diluted shares
  outstanding (in thousands) ...... 251,371     252,441   252,827   251,924

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                      (In millions, except share amounts)

                                                 September 30,  December 31,
                                                     1997           1996
Assets
 Investments
  Fixed maturity securities (amortized cost:
   $45,289; $42,867) ............................    $47,557       $44,355
  Mortgage loans on real estate .................      3,258         3,228
  Equity securities (cost: $85; $111) ...........        110           137
  Policy loans ..................................      2,142         2,011
  Investment real estate ........................        245           626
  Other long-term investments ...................        169           210
  Short-term investments ........................        108           265
      Total investments .........................     53,589        50,832
 Cash ...........................................        218           176
 Finance receivables, net .......................      7,146         7,230
 Investment in Western National Corporation .....        540           535
 Deferred policy acquisition costs ..............      2,877         2,954
 Cost of insurance purchased ....................        735           755
 Acquisition-related goodwill ...................        673           605
 Other assets ...................................      2,554         2,517
 Assets held for sale ...........................          -           667
 Assets held in Separate Accounts ...............     11,084         7,863
      Total assets ..............................    $79,416       $74,134

Liabilities
 Insurance and annuity liabilities ..............    $47,592       $46,022
 Debt (short-term)
  Corporate ($553; $631) ........................      2,025         2,102
  Consumer finance ($2,677; $3,131) .............      6,856         7,630
 Income tax liabilities .........................      1,180         1,078
 Other liabilities ..............................      1,634         1,368
 Liabilities related to Separate Accounts .......     11,084         7,863
      Total liabilities .........................     70,371        66,063

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
   Non-convertible ..............................      1,480           982
   Convertible ..................................        246           245
     Total redeemable equity ....................      1,726         1,227

Shareholders' equity
 Convertible preferred stock (shares issued

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997


  and outstanding: 2,317,701; 2,323,722) ........         85            85
 Common stock (shares issued: 259,135,053;
  283,738,546; outstanding: 243,532,716;
  241,170,903) ..................................        318           572
 Net unrealized gains on securities .............        953           627
 Retained earnings ..............................      6,484         6,420
 Cost of treasury stock .........................       (521)         (860)
      Total shareholders' equity ................      7,319         6,844
      Total liabilities and equity ..............    $79,416       $74,134

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)
                                                       Nine Months Ended
                                                         September 30,
                                                        1997        1996
Operating activities
       Net cash provided by operating activities ...  $ 1,167     $ 1,669

Investing activities
 Investment purchases ..............................   (9,323)     (7,430)
 Investment dispositions and repayments ............    8,447       6,609
 Finance receivable originations and purchases .....   (3,481)     (3,860)
 Finance receivable principal payments received ....    3,200       3,730
 Sale of finance receivables .......................      733           -
 Sale of land development operations ...............      287           -
 Net decrease (increase) in short-term
  investments ......................................      213        (136)
 Acquisition of Home Beneficial Life ...............     (283)          -
 Acquisition of Independent Life ...................        -        (106)
 Investment in Western National Corporation ........        -        (126)
 Other, net ........................................      (68)       (155)
       Net cash used for investing activities ......     (275)     (1,474)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    2,309       2,238
   Policyholder account withdrawals ................   (2,317)     (2,113)
      Total Retirement Services and Life Insurance .       (8)        125
 Consumer Finance
   Net (decrease) increase in short-term debt ......     (454)        211
   Long-term debt issuances ........................      485          73
   Long-term debt redemptions ......................     (808)       (426)
      Total Consumer Finance .......................     (777)       (142)
 Corporate
   Net (decrease) increase in short-term debt ......      (79)        310
   Long-term debt redemptions ......................        -         (50)
   Issuance of preferred securities of subsidiaries.      498           -
   Dividends on common and preferred stock .........     (248)       (227)
   Common stock repurchases ........................     (365)       (161)
   Other, net ......................................      129         (50)
      Total Corporate ..............................      (65)       (178)
       Net cash used for financing activities ......     (850)       (195)

Net increase in cash ...............................       42           -
Cash at beginning of period ........................      176         227
Cash at end of period ..............................  $   218     $   227

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997


Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   292     $   225
   Interest
     Corporate .....................................      110         125
     Consumer Finance ..............................      378         369
   Dividends on preferred securities of
    subsidiaries ...................................       93          43

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1997

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation and its subsidiaries (American General or the company) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at September 30, 1997, the consolidated results of operations for the three months and nine months ended September 30, 1997 and 1996, and the consolidated cash flows for the nine months ended September 30, 1997 and 1996.

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

     The acquisition was accounted for using the purchase method, and the results of operations and cash flows of Home Beneficial Life were included in the company's consolidated statements of income and cash flows from the date of acquisition. The acquired assets and liabilities were reflected in American General's consolidated balance sheet as of April 16, 1997. The purchase price was allocated to specific assets and liabilities based on management's best estimate of their respective fair values at that date. Evaluation of fair values assigned to Home Beneficial Life's assets and liabilities, primarily related to insurance and employee benefit liabilities, is continuing, and allocation of the purchase price may be adjusted when additional information is available.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

     Noncash investing and financing activities related to the acquisition of Home Beneficial Life that are not reflected in the consolidated condensed statement of cash flows for the nine months ended September 30, 1997 were as follows:

     (In millions)

     Fair value of assets acquired                               $1,441
     Fair values of liabilities assumed                            (776)
     Issuance of common treasury shares                            (382)
       Net cash paid for acquisition of Home Beneficial Life     $  283

     USLIFE. On June 17, 1997, American General completed the merger of USLIFE in an all-stock transaction. American General issued 39.0 million shares of common stock (with a market value of approximately $1.8 billion), or 1.1069 shares in exchange for each USLIFE common share. The exchange ratio was based on the transaction price of $49 per USLIFE common share divided by an average trading price of American General common stock for a period prior to closing.

     The acquisition was accounted for using the pooling of interests method of accounting and, accordingly, American General's consolidated financial statements and notes have been restated to include the results of operations, financial position, and cash flows of USLIFE. Revenues and net income for the individual entities were as follows:

                                      Six Months Ended
     (In millions)                     June 30, 1997

     Revenues
      American General                     $3,471
      USLIFE                                  897
       Total                               $4,368

     Net income (loss)
      American General                     $  205  (a)
      USLIFE                                 (119) (b)
       Total                               $   86

     (a) Includes aftertax merger-related costs of $81 million, losses on assets held for sale of $73 million, and litigation charge of $33 million.

     (b)  Includes aftertax merger-related costs of $166 million.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

     Western National Corporation. On September 12, 1997, American General announced a definitive agreement to acquire the remaining 54% equity ownership of Western National Corporation (Western National) that the company does not currently own. The purchase price will be $1.2 billion, or $29.75 per share, in cash or American General common stock. The aggregate cash consideration and the aggregate stock consideration will each be limited to 50% of the total consideration.

     The exchange ratio for American General common stock will be determined by dividing $29.75 by an average trading price of American General common stock prior to closing, subject to a 6% collar above and below $50.00 per share for American General common stock. Outside of the collars, the value of the transaction would vary, subject to a maximum value of $31.71 per Western National share at American General share prices of $60.00 and above, and a minimum value of $27.53 per Western National share at American General share prices of $40.00 and below. The acquisition agreement may be terminated if the average American General share price is below $40.00 and American General elects not to increase the aggregate consideration to maintain a minimum value of $27.53 per Western National share.

     The transaction, which is subject to approval by Western National's shareholders and requisite regulatory authorities, is expected to close in early 1998. Upon completion of the transaction, Western National will be reported as part of American General's Retirement Services segment, using the purchase method of accounting.

     Investment in Grupo Nacional Provincial Pensiones. On October 2, 1997, the company announced a definitive agreement to acquire a 40% interest in Grupo Nacional Provincial Pensiones S.A. de C.V., a new holding company formed by Grupo Nacional Provincial, S.A. (GNP), a Mexican financial services company. GNP will own the remaining 60% of the holding company, which will own a 51% interest in Profuturo GNP, a company which provides enrollment, administration, and investment services for employees covered by the Mexican social security system. The holding company also owns a 100% interest in Porvenir GNP, a company which provides single premium immediate annuities to participants covered under the Mexican social security system. The transaction, which is subject to approval by requisite regulatory authorities, is expected to close during fourth quarter 1997.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





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

     The restructuring costs recorded in second quarter 1997 consist primarily of severance and the elimination of redundant facilities in connection with the merger and the concurrent development of a divisional structure (the Independent Producer division and the Career Agency division) within the Life Insurance segment. This new divisional structure will include centralized support units focused on product development, insurance administration, and customer service, while retaining the distinct marketing attributes of individual subsidiaries. Severance and related costs of $34 million relate to the elimination of approximately 1,200 positions, which began in third quarter 1997. The positions being eliminated relate to USLIFE's corporate operations and to administrative service functions that are being centralized within the Independent Producer division. Costs of $37 million to eliminate redundant facilities relate to contractual payments under lease obligations for facilities to be vacated, primarily those utilized by USLIFE's corporate operations, and the write-off of mainframe computer equipment and related software at various locations that will be centralized. The integration of USLIFE is proceeding as planned toward an expected completion date in mid-1998. During third quarter 1997, the Independent Producer division combined the operations of two broker-dealer companies and initiated processes to consolidate its various data center operations and the sharing of common insurance products.

     A valuation allowance for the deferred tax asset related to a portion of USLIFE's net operating loss carryforward was required as a result of the USLIFE acquisition in second quarter 1997 since it is more likely than not that some portion of the deferred tax asset will not be realized.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





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

     On August 15, 1997, American General completed the sale of its land development operations to Westbrook American Holding, L.P. On September 29, 1997, the company announced a definitive agreement to sell its
     Canadian life insurance subsidiary to a subsidiary of Aetna, Inc. The transaction, which is subject to requisite regulatory approvals, is expected to close by year-end 1997.

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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

6. Share Repurchase. On April 15, 1997, American General purchased 6.4 million shares of its common stock in an accelerated share repurchase transaction. The shares were purchased from an investment bank for $234 million based on the April 14, 1997 closing price of $36.50 per share, subject to a market price adjustment provision. In order to complete the transaction, the investment bank borrowed American General common stock and purchased replacement shares in the open market. On October 7, 1997, the transaction was completed at a final price of $48.86 per share, and American General made a cash payment of $82 million to the investment bank to settle the transaction. This payment included changes in the market price of American General common stock prior to settlement ($12.36 per share) and a reimbursement for dividends paid on the borrowed shares. The settlement cost, which is not reflected in the consolidated balance sheet as of September 30, 1997, will increase the cost of treasury stock in fourth quarter 1997. This transaction, combined with 3.0 million shares repurchased since the announcement of the definitive agreement to acquire Home Beneficial Life, had the effect of repurchasing substantially all of the shares issued in the Home Beneficial Life acquisition.

7. Derivative Financial Instruments. During the nine months ended September 30, 1997, the company purchased options to enter into interest rate swap agreements (call swaptions) with a total notional amount of $1.5 billion, to limit its exposure to declining interest rates over prolonged periods. During such periods, the investment spread (the difference between the investment yield and the interest crediting rate) may be reduced as a result of certain limitations on the company's ability to manage interest crediting rates. The call swaptions allow the company to enter into interest rate swap agreements to receive fixed rates and pay lower floating rates, effectively increasing the investment spread. Since the call swaptions hedge insurance and annuity liabilities, the fair values of the call swaptions are not recognized in the consolidated balance sheet. The associated fair values, as well as the premiums paid to purchase the call swaptions, were immaterial as of September 30, 1997. No call swaptions were exercised as of September 30, 1997.

     During the nine months ended September 30, 1997, the company entered into interest rate swap agreements with a total notional amount of $310 million to convert specific investment securities or debt from a floating rate to a fixed rate basis, and currency swap agreements with a notional amount of $40 million to convert cash flows from specific investments denominated in Canadian dollars to U.S. dollars.

     Derivative financial instruments related to investment securities and debt did not have a material effect on net investment income, the weighted average borrowing rate, or reported interest expense during the nine months ended September 30, 1997 or 1996.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

8. New Accounting Standards. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards
     (SFAS) 128, "Earnings per Share." This statement, which changes certain requirements for computing and disclosing earnings per share, is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. Restatement for all periods presented will be required upon adoption. Application of this statement will change the company's disclosures related to earnings per share, but will not have a material impact on reported per share amounts.

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

9. Legal Contingencies. Two real estate subsidiaries of American General were defendants in a lawsuit that alleged damages based on lost profits and related claims arising from certain loans and joint venture contracts. On July 16, 1993, a judgment was entered against the subsidiaries for $47 million in compensatory damages and for $189 million in punitive damages. On September 17, 1993, a Texas state district court reduced the previously awarded punitive damages by $60 million, resulting in a reduced judgment in the amount of $176 million plus post-judgment interest of 10% from July 16, 1993. On January 29, 1996, the Texas First Court of Appeals rendered a decision that affirmed the trial court judgment and held both companies liable to pay the punitive damages. Pursuant to court-ordered mediation, the parties agreed to a settlement of approximately $50 million as a final resolution of this lawsuit. As a result, American General recorded an aftertax charge of $33 million in second quarter 1997.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

     In April 1992, the Internal Revenue Service (IRS) issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. In June 1993, a representative suit for refund was filed in the United States Court of Federal Claims. In February 1996, the court ruled in favor of the company on all legal issues related to this contingency, and the judgment entered in favor of the company for the portion of the contingency related to the representative case was appealed by the government. On July 9, 1997, the U.S. Court of Appeals for the Federal Circuit ruled in favor of the company. The government recently determined that it does not plan any further appeal. American General has requested that the IRS refund all related assessments plus associated interest.

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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1.  Financial Statements (continued).

10. Tax Return Examinations. The company and the majority of its subsidiaries file a consolidated federal income tax return. The IRS is currently examining the company's tax returns for 1988 through 1992. The 1988 tax year has been settled with the exception of two issues that may be pursued in the United States Tax Court. One issue from tax returns prior to 1988 has been the subject of litigation, as described in Note 9. In addition, certain tax returns of recently acquired companies are also being examined. Although the final outcome of these examinations is uncertain, the company believes that the ultimate liability, including interest, will not exceed amounts recorded in the consolidated financial statements.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to the company's consolidated results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. The reader is presumed to have read or have access to the company's Current Report on Form 8-K dated October 10, 1997 which includes the company's consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, common stock activity, and cash flows, and Management's Discussion and Analysis, for the three years ended December 31, 1996, restated to reflect the acquisition of USLIFE under the pooling of interests method of accounting.

This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 13 of this Quarterly Report on Form 10-Q.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                      CONSOLIDATED RESULTS OF OPERATIONS

                                 Nine Months Ended        Quarter Ended
(In millions,                      September 30,          September 30,
except share data)               1997         1996      1997         1996

Net income                      $  312       $  558    $  226       $  199
Net income per share              1.27         2.24       .91          .80

Net income for the nine months ended September 30, 1997 reflected aftertax non-recurring charges totaling $353 million ($1.41 per share) recorded in second quarter 1997. The charges included merger-related costs of $247 million in conjunction with the USLIFE acquisition and the Life Insurance segment divisional realignment, $73 million in losses on non-strategic assets sold or held for sale, and $33 million for settlement of pending litigation by a real estate subsidiary of American General.

Net income for the prior year periods included aftertax non-recurring charges of $18 million ($.07 per share) in third quarter 1996 for the anticipated loss on certain assets held for sale, and $32 million ($.13 per share) in second quarter 1996 to recognize revised assumptions reflecting current experience on USLIFE's traditional indemnity group major medical business.

Excluding the non-recurring charges in 1997 and 1996, net income increased $57 million, or 9%, and $9 million, or 4%, for the first nine months and third quarter, respectively, of 1997 compared to the same periods in 1996. These increases were primarily due to improved business segment earnings and higher earnings on corporate assets, primarily on assets of the life and annuity subsidiaries in excess of those needed to support the business, partially offset by a decrease in net realized investment gains.


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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment earnings were as follows:

                              Nine Months Ended          Quarter Ended
                                September 30,            September 30,
(In millions)                 1997         1996        1997         1996

Retirement Services           $186         $175        $ 59         $ 57
Life Insurance                 424 (a)      399 (b)     146          139
Consumer Finance                120 (c)     102          41           43
 Segment earnings             $730         $676        $246         $239

(a)  Excludes aftertax charges of $46 million for restructuring costs.

(b)  Excludes $32 million for write-down of USLIFE group business.

(c)  Excludes aftertax losses on assets held for sale of $27 million.

A discussion of each segment's results follows. The reasons for any significant variations between the quarters ended September 30, 1997 and 1996 are the same as those discussed below for the respective nine month periods, unless otherwise noted.

Retirement Services

The Retirement Services segment offers retirement products and planning services to employees of educational, health care, public sector, and other not-for-profit organizations. Asset growth through sales and deposits, as well as management of investment spread on fixed accounts, variable account fees, and operating expenses, contribute to the segment's profitability. Segment results were as follows:

                                Nine Months Ended         Quarter Ended
                                  September 30,           September 30,
(In millions)                    1997       1996         1997       1996

Segment earnings               $   186    $   175      $    59    $    57
Assets
 Investments                    23,224     21,574       23,224     21,574
 Separate Accounts              10,194      6,387       10,194      6,387
Sales                            1,217        965          422        389
Deposits
 Fixed                           1,180      1,181          336        370
 Variable                        1,292        917          430        324

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment earnings increased 7% for the nine months ended September 30, 1997 compared to the same period of 1996, primarily due to asset growth over the past twelve months. Asset growth, excluding the fair value adjustment to securities, was $5.1 billion, or 18%, from September 30, 1996 to September 30, 1997, reflecting strong sales, an increase in total deposits, and market appreciation in Separate Accounts.

Sales for the nine months ended September 30, 1997 increased $252 million, or 26%, compared to the same period in 1996, primarily due to increased sales of the segment's new Portfolio Director annuity product introduced in mid-1996. Variable deposits increased 41% for the nine months ended September 30, 1997, compared to the same period in 1996, as a result of policyholders' continued demand for equity investments due to the strong performance of the stock market. Sales and deposits in third quarter 1997 compared to third quarter 1996 increased at lower percentages than on a year-to-date basis due to strong sales in 1996, immediately following the introduction of Portfolio Director 2. Separate Account assets, which relate to variable account options, increased $3.8 billion from September 30, 1996 to September 30, 1997, reflecting both the increased sales and the strong market appreciation.

Investment results and crediting rates on fixed accounts were as follows:

                                  Nine Months Ended        Quarter Ended
                                    September 30,          September 30,
($ in millions)                    1997       1996        1997       1996

Net investment income             $1,274     $1,235      $ 429      $ 413
Investment yield                    7.92%      8.06%      7.90%      8.02%
Average crediting rate              6.14       6.24       6.11       6.24
Investment spread on
 fixed accounts                     1.78       1.82       1.79       1.78

Net investment income, the primary component of revenues, increased 3% for the first nine months of 1997 compared to the same period of 1996, reflecting a 5% growth in invested assets supporting fixed account liabilities, partially offset by a decrease in investment yield due to the declining interest rate environment. Investment yield for the nine months ended September 30, 1997 decreased 14 basis points compared to the same period in 1996. In response to the declining yield, the company adjusted the rates credited to its policyholders during 1997. As a result, the investment spread on fixed accounts for the first nine months of 1997 declined only 4 basis points in comparison to the first nine months of 1996 and increased 1 basis point for third quarter 1997 compared to third quarter 1996.

Variable account fees, included in premiums and other considerations, increased $28 million, or 54%, for the first nine months of 1997 compared to the same period in 1996 due to strong sales growth and market appreciation in Separate Accounts.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The rate of policyholder surrenders as a percentage of average fixed deferred annuity and Separate Account reserves was 5.08% for the first nine months of 1997 compared to 4.97% for the same period in 1996. The surrender ratio for third quarter 1997 was 5.23% compared to 4.67% for third quarter 1996, due to lower interest crediting rates on fixed accounts, early retirement packages offered by certain large public school groups, and higher systematic withdrawals, which allow participants to receive automatic payments over a five or ten year period.

The ratio of operating expenses to average assets improved to .48% for the first nine months of 1997 from .51% for the same period of 1996 due to an increase in average assets, which more than offset an increase in operating expenses primarily related to technology expenses.

Life Insurance

The Life Insurance segment provides traditional and interest-sensitive life insurance and annuities to customers based on household income and product needs. Following completion of the USLIFE merger, the company realigned this segment into two divisions based on distribution systems and market focus. The new divisions are the Independent Producer division and the Career Agency division. The divisional structure is designed to strengthen the company's distribution system while achieving operating efficiencies, improved product development, and enhanced customer service.

Segment profitability is a function of premiums, investment spread, mortality, and operating expenses. Segment results were as follows:

                          Nine Months Ended              Quarter Ended
                            September 30,                September 30,
(In millions)             1997          1996            1997        1996

Segment earnings        $    424 (a)  $    399 (b)    $    146    $    139
Premiums and other
 considerations            2,254         2,217             764         750
Assets                    34,656        32,314          34,656      32,314
Net investment income      1,561         1,508             527         508

(a)  Excludes aftertax charges of $46 million for restructuring costs.

(b)  Excludes $32 million for write-down of USLIFE group business.

Segment earnings for the nine months ended September 30, 1997 increased 6% compared to the same period of 1996, primarily due to additional earnings generated by the acquisition of Home Beneficial Life (acquired April 16, 1997) and Independent Life (acquired February 29, 1996). The earnings from acquisitions were partially offset by higher amortization and reduced deferral of deferred policy acquisition costs.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Asset growth, excluding the fair value adjustment to securities, was $1.7 billion, or 5%, from September 30, 1996 to September 30, 1997 primarily due to the acquisition of Home Beneficial Life, increased sales, and additional deposits.

Net investment income increased $53 million, or 3%, for the nine months of 1997 compared to the same period in 1996, primarily due to growth in average assets, which included the Home Beneficial Life acquisition. Year-to-date and quarter-to-date average investment yields decreased 7 and 11 basis points, respectively, primarily due to lower interest rates on new investment purchases.

Information regarding sales and deposits was as follows:

                              Nine Months Ended        Quarter Ended
                                September 30,          September 30,
(In millions)                  1997       1996        1997       1996

Life Insurance
 Sales                        $  390     $  354      $  133     $  114
 Deposits                        859        792         294        261
Annuities
 Sales                           308        292         114         90
 Deposits                        372        348         121        106

Life insurance sales and deposits for the nine months of 1997 exceeded comparable 1996 amounts by 10% and 8%, respectively, due to a number of new marketing initiatives, including the introduction of a corporate executive benefits product in second quarter 1997, and the acquisition of Home Beneficial Life. Annuity sales and deposits for the nine months ended September 30, 1997 exceeded comparable 1996 amounts by 6% and 7%, respectively, (and for the quarter ended September 30, 1997 exceeded comparable 1996 amounts by 27% and 15%, respectively) primarily due to increased structured settlement sales, partially offset by lower fixed annuity sales in the first half of 1997 due to competitive market conditions.

Death claims, included in insurance and annuity benefits, increased 5% from 1996 to 1997, primarily due to the acquisitions of Independent Life and Home Beneficial Life. Death claims per $1,000 of in force were $3.35 for the nine months of 1997 compared to $3.29 for the same period in 1996. Overall, mortality experience was within product pricing assumptions.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The ratio of operating expenses to direct premiums and deposits increased to 17.05% for the first nine months of 1997, compared to 16.60% for the same period in 1996. The increase was primarily due to Home Beneficial Life's and Independent Life's expense ratios, which exceeded those of the company's other life insurance subsidiaries. Anticipated expense savings from consolidation of these acquired companies' operations are proceeding as expected; however, the expense savings have not been fully realized to date. In addition, the segment experienced higher technology and marketing expenses. The expense ratio for third quarter 1997 declined slightly to 17.20% compared to 17.26% in the same period of 1996, due to expense reductions at Independent Life and higher life insurance deposits in third quarter 1997.

Consumer Finance

The Consumer Finance segment provides consumer and home equity loans and other credit-related products. Segment results are influenced by the amount and mix of finance receivables, credit quality, borrowing cost, and operating expenses. Segment results were as follows:

                                Nine Months Ended        Quarter Ended
                                  September 30,          September 30,
($ in millions)                  1997       1996       1997         1996

Segment earnings                $  120 *   $  102     $   41       $   43
Finance receivables              7,526      8,208      7,526        8,208
Yield on finance receivables     16.96%     18.02%     16.83%       17.80%
Borrowing cost                    6.80       6.90       6.90         6.87
Spread                           10.16      11.12       9.93        10.93

* Excludes aftertax losses on assets held for sale of $27 million.

Segment earnings for the nine months ended September 30, 1997 increased $18 million, or 17%, compared to the same period of 1996, primarily due to an improvement in credit quality during 1997. For third quarter 1997, segment earnings were down $2 million, or 6%, compared to third quarter 1996, primarily due to a larger reduction in the allowance for finance receivable losses in third quarter 1996, partially offset by an improvement in credit quality in third quarter 1997.

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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Other components of the action program included raising underwriting standards, slowing branch expansion, increasing collection efforts, and rebalancing the finance receivable portfolio to increase the proportion of real estate-secured receivables. The proportion of real estate-secured receivables increased to 51% at September 30, 1997, compared to 42% at September 30, 1996, primarily due to purchases of real estate loan portfolios during the last three months of 1996 totaling $277 million and real estate loan growth during 1997.

Total finance receivables decreased $99 million from December 31, 1996 to September 30, 1997 and $682 million during the twelve months ended September 30, 1997. All lines of receivables, except for real estate-secured consumer loans, decreased compared to December 31, 1996 and September 30, 1996. The decreases were due to management's action program to improve credit quality, and the reclassification of certain finance receivable portfolios to assets held for sale in December 1996. These portfolios consisted of $520 million of bank credit card receivables and $355 million of private label finance receivables at December 31, 1996. The company recognized an aftertax charge of $93 million in fourth quarter 1996 related to the assets held for sale. In April 1997, the company repurchased $100 million of private label and credit card receivables that previously had been sold through securitization, and offered $70 million of that portfolio for sale with the company's other finance receivables held for sale.

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

Finance charge revenues decreased $143 million, or 13%, for the first nine months of 1997 and $44 million, or 12%, for the third quarter of 1997, compared to the same periods in 1996, due to lower average finance receivables, combined with a decline in the yield on finance receivables.

The yield on finance receivables declined 106 basis points for the first nine months of 1997 and 97 basis points for the third quarter of 1997, compared to the same periods in 1996. The yield decline resulted from the change in the portfolio mix to a higher proportion of real estate-secured loans, which generally have lower yields, partially offset by the decreased proportion of non-accrual delinquent finance receivables during 1997. The spread between yield and borrowing cost decreased 96 basis points and 100 basis points for the first nine months of 1997 and the third quarter of 1997, respectively, compared to the same periods of 1996. These declines resulted from a decrease in yield, partially offset by lower borrowing cost on a year-to-date basis and increased by higher borrowing cost in third quarter 1997.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Charge offs, delinquencies, and the allowance for finance receivable losses were as follows:

                                   Nine Months Ended       Quarter Ended
                                     September 30,         September 30,
($ in millions)                     1997       1996       1997       1996

Charge offs                        $ 202      $ 328      $  61      $ 107
  % of average finance
   receivables                      3.59%      5.40%      3.27%      5.37%

                                     September 30,
                                    1997       1996
Delinquencies                      $ 312      $ 380
  % of finance receivables          3.83%      4.28%

Allowance for finance
 receivable losses                 $ 380      $ 465
  % of finance receivables          5.05%      5.67%

The charge off, delinquency, and allowance ratios decreased for the nine months ended September 30, 1997 compared to the same period in 1996, primarily due to improved credit quality related to the increased proportion of real estate-secured receivables and the reclassification and sale of non-strategic, underperforming finance receivable portfolios. Excluding the portfolios held for sale, the charge off and delinquency ratios were 4.59% and 3.93%, respectively, for the nine months ended September 30, 1996.

The delinquency ratio at September 30, 1997 was unchanged from 3.83% at December 31, 1996. Excluding the receivable portfolios reclassified to assets held for sale, the charge off ratio has decreased as follows:

  Quarter Ended       Quarter Ended     Quarter Ended       Quarter Ended
December 31, 1996     March 31, 1997     June 30, 1997     September 30, 1997

      5.03%               3.83%              3.68%               3.27%

These decreases resulted from the positive impact of management's action program to improve credit quality. The allowance ratio decreased 13 basis points from 5.18% at December 31, 1996 to 5.05% at September 30, 1997 due to a $15 million decrease in the allowance for finance receivable losses in 1997 resulting from improved credit quality of the receivables portfolio, partially offset by a decrease in average finance receivables.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Operating expenses decreased $35 million, or 9%, for the nine months ended September 30, 1997, compared to the same period in 1996. As a percentage of average finance receivables, operating expenses were 6.08% and 6.17% for the nine months ended September 30, 1997 and 1996, respectively. The decrease in operating expenses was primarily due to exclusion of the operating expenses associated with servicing the portfolios held for sale, decreased collection expenses, and lower expenses due to workforce reduction, partially offset by a decrease in deferral of finance receivable origination costs.


                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, policy loans, and investment real estate. The company reviews invested assets on a regular basis and records write-downs for declines in fair value below cost that are considered other than temporary.

Fair Value  of Securities  (SFAS 115).   The components  of the  adjustment to
report fixed maturity and equity securities at fair value at September 30, 1997 and December 31, 1996, and the change, were as follows:

                                   September 30,   December 31,
(In millions)                          1997            1996        Change

Fair value adjustment to
 fixed maturity securities            $ 2,268        $ 1,488      $   780
Adjusted by:
  Decrease in DPAC/CIP                   (837)          (598)        (239)
  Increase in deferred income taxes      (523)          (339)        (184)
Equity in WNC's unrealized gains           29             59          (30)
Net unrealized gains on
 fixed maturity securities                937            610          327
Net unrealized gains on equity
 securities                                16             17           (1)
  Net unrealized gains on
   securities                         $   953        $   627      $   326

Accounting  rules do  not permit  adjustment to  fair  value of  the insurance liabilities supported by these securities, thereby creating volatility in shareholders' equity as interest rates change. Care should be exercised in drawing conclusions based on balance sheet amounts that are only partially adjusted to fair value.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed Maturity Securities. Fixed maturity securities represented 89% of invested assets at September 30, 1997. Information regarding the fixed maturity securities portfolio, which included bonds and redeemable preferred stocks, at September 30, 1997 was as follows:

                                 September 30,              Average Credit
(In millions)                        1997           %           Rating

Investment grade                    $36,174         76%          A
Mortgage-backed                       9,392         20           AAA
Below investment grade                1,991          4           BB-
 Total fixed maturities             $47,557        100%          A+

Mortgage-backed securities (MBSs), consisting principally of collateralized mortgage obligations, are purchased to diversify the portfolio risk characteristics from primarily corporate credit risk to a mix of credit and cash flow risk. MBSs represented 20% and 24% of fixed maturity securities at September 30, 1997 and December 31, 1996, respectively. The reduction represents the company's actions to reduce its exposure to cash flow risk associated with these investments.

Below investment grade fixed maturity securities, those rated below BBB-, were $2.0 billion at September 30, 1997 and $1.7 billion at December 31, 1996.
These investments represented 4% of total fixed maturity securities at both balance sheet dates. Investment income from below investment grade fixed maturity securities was $126 million and $121 million for the first nine months of 1997 and 1996, respectively. Realized investment gains (losses) were immaterial.

Non-performing fixed maturity securities, defined as securities for which payment of interest is sufficiently uncertain as to preclude accrual of interest, represented less than .03% and .01% of total fixed maturity securities at September 30, 1997 and December 31, 1996, respectively.

Mortgage Loans.   Mortgage loans  on real  estate represented  6% of  invested
assets  at  September  30, 1997.    Information  regarding  the mortgage  loan
portfolio at September 30, 1997 was as follows:

                                September 30,    Non-Performing Loans
(In millions)                       1997           Amount        %

Commercial loans                   $ 3,319         $ 189        5.7%
Allowance for losses                   (61)          (24)
  Total mortgage loans             $ 3,258         $ 165

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-performing mortgage loans include loans delinquent 60 days or more and commercial loans that have been restructured and are currently performing under the modified terms. These loans represented 5.7% of total commercial loans at September 30, 1997, compared to 5.1% at December 31, 1996.

At September 30, 1997, $168 million of performing commercial mortgage loans were included on the company's watch list because they were either delinquent 30-59 days, the borrower was in bankruptcy, or the loan was determined to be undercollateralized. This amount compares to $286 million at December 31, 1996. The decrease in the watch list amount was primarily due to loans that are no longer undercollaterized or were reinstated, refinanced, or repaid. While the watch list loans may be predictive of higher non-performing loans in the future, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.

Realized Investment Gains (Losses). Realized investment gains (losses) were as follows:

                                                    Nine Months Ended
                                                      September 30,
(In millions)                                        1997       1996

Sales
  Fixed maturity securities                         $ (11)      $ (7)
  Equity securities                                     4         50
  Real estate and other long-term investments          25          7
Write-downs/reserve changes                            12          7
Other                                                  (5)         -
  Total realized investment gains (losses)          $  25       $ 57

The 1997 write-downs/reserve changes resulted from the reversal of allowances on mortgage loans due to improved credit quality. The 1996 write-downs/reserve changes resulted from the reversal of allowances on investment real estate.

Investment Real Estate. Investment real estate consists of land development projects, income-producing real estate, foreclosed real estate, and the American General Center, an office complex in Houston. In June 1997, the company signed a definitive agreement to sell the majority of its land development projects; the sale closed in August 1997. In conjunction with the sale of these non-strategic assets, the company recognized an aftertax loss of approximately $45 million, including expenses associated with the sale, in second quarter 1997.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                               CAPITAL RESOURCES

Corporate Debt. Corporate debt is incurred primarily to fund acquisitions, share repurchases, and capital needs of subsidiaries. Corporate debt decreased $77 million from December 31, 1996 to September 30, 1997, primarily due to the net proceeds from the March 1997 issuance of 8-1/8% preferred securities and dividends paid by subsidiaries, partially offset by an increase in borrowings to fund repurchases of American General's common stock and the Home Beneficial Life acquisition.

Interest expense on corporate debt decreased $4 million, or 3%, for the nine months ended September 30, 1997 compared to the same period in 1996. The decrease relates to lower average short-term borrowings resulting from the use of the proceeds of preferred securities issued in December 1996 and March 1997 to reduce short-term debt.

The ratio of corporate debt to corporate capital (excluding the fair value adjustment to securities) was 20.0% at September 30, 1997, compared to 22.0% at December 31, 1996. Management expects to maintain the ratio at or below 25% during the remainder of 1997.

Consumer Finance Debt. The capital of American General's Consumer Finance segment varies directly with the amount of finance receivables outstanding. The mix of capital between debt and equity is based primarily on maintaining leverage at a level that supports cost-effective funding. Consumer finance debt decreased $774 million from December 31, 1996 to September 30, 1997, primarily due to the sale of the underperforming credit card and private label finance receivable portfolios.

Interest expense on Consumer Finance debt decreased $26 million, or 7%, for the nine months ended September 30, 1997, compared to the same period in 1996, primarily due to the lower level of debt and the reclassification to assets held for sale of interest expense on non-strategic assets sold in June 1997.

Redeemable Equity. Redeemable equity increased $499 million from December 31, 1996 to September 30, 1997, due to the March 1997 issuance of 8-1/8% preferred securities. Net proceeds from this issuance were used to reduce short-term corporate debt.

Shareholders' Equity.   Shareholders'  equity increased  from $6.8  billion at
December 31, 1996 to $7.3 billion at September 30, 1997, primarily due to the $326 million increase in net unrealized gains on securities.

Due to the requirements of certain accounting rules, shareholders' equity will be subject to future volatility from the effects of interest rate fluctuations on the fair value of securities (see "Investments - Fair Value of Securities (SFAS 115)" on page 22).

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Rating Agencies. As a result of the acquisition of USLIFE, Standard & Poor's (S&P), Duff & Phelps (D&P), Moody's, and A.M. Best conducted reviews of the debt, preferred securities, and claims-paying ability ratings of American General and its subsidiaries. Based on these reviews, several ratings changed and all ratings were removed from review by the rating agencies.

In conjunction with the company's September 12, 1997 announcement of a definitive agreement to acquire the remaining 54% equity ownership of Western National, S&P, D&P, and Moody's affirmed all of American General's ratings.

As of November 10, 1997, the ratings were as follows:

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

Year 2000 Contingency. Management has been engaged in a company-wide program to render its computer systems (hardware and mainframe and personal applications software) year 2000 compliant. The company will continue to incur internal staff costs as well as third-party vendor and other expenses to prepare the systems for year 2000. The cost of testing and conversion of systems applications has not had, and is not expected to have, a material adverse effect on the company's consolidated results of operations or financial condition. However, risks and uncertainties exist in most significant systems development projects. If conversion of the company's systems is not completed on a timely basis, due to nonperformance by third-party vendors or other unforeseen circumstances, the year 2000 problem could have a material adverse impact on the operations of the company.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





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

Parent Company Cash Flows
                                                   Nine Months Ended
                                                     September 30,
(In millions)                                      1997         1996

Net cash provided by operating activities         $  238       $  404
Dividends paid by Life Insurance and
 Retirement Services segments                        328          301
Dividends paid by Consumer Finance segment           127          139

Net cash provided by operating activities decreased in the first nine months of 1997 compared to the same period in 1996 primarily due to an increase in federal income taxes paid and payment of a litigation settlement and a portion of the USLIFE merger-related transaction costs. During the first nine months of 1997, the Life Insurance and Retirement Services segments paid $471 million of cash dividends to subsidiaries of American General, of which $328 million was dividended to the parent company.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Segment Cash Flows
                                                   Nine Months Ended
                                                     September 30,
(In millions)                                      1997         1996

Life Insurance and Retirement Services
 Net cash provided by operating activities        $1,476       $1,457
 Net cash provided by (used for) policyholder
   account deposits, net of withdrawals
    Fixed                                             (8)         125
    Variable                                       1,423        1,337
Consumer Finance
 Net cash provided by operating activities           374          477

Net cash flows generated by the Life Insurance and Retirement Services segments include cash provided by operating activities and fixed policyholder account deposits, net of withdrawals. Cash flows from operating activities were relatively flat in the first nine months of 1997 compared to 1996. Cash provided by fixed account deposits decreased by $133 million, primarily due to a $204 million increase in fixed account withdrawals in the first nine months of 1997. The increases in both fixed withdrawals and net variable deposits, which include transfers from fixed accounts, were the result of policyholders seeking higher returns in equity-based investments, including the company's Separate Accounts. Because the investment risk on variable accounts lies with the policyholder, deposits and withdrawals related to Separate Accounts are not included in the company's consolidated condensed statement of cash flows.

The Consumer Finance segment's cash provided by operating activities decreased $103 million in the first nine months of 1997 compared to the first nine months of 1996 primarily due to decreased finance charge revenues attributable to lower average net receivables.

Consolidated Operating Activities. Net cash flows from operating activities on a consolidated basis decreased $502 million in the nine months ended September 30, 1997 compared to the same period in 1996 primarily due to payment of USLIFE merger-related costs and a litigation settlement, increased federal income taxes paid, and decreased finance charge revenues in the Consumer Finance segment.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investing  Activities.   Cash flows  related to  investing activities  were as
follows:
                                                        Dispositions and
                                     Purchases             Repayments
                                 Nine Months Ended      Nine Months Ended
(In millions)                      September 30,          September 30,
                                 1997         1996      1997         1996
Fixed maturity securities       $9,047       $7,019    $7,563       $5,980
Mortgage loans                     220          323       595          352
Equity securities                    2            1        70          161
Other                               54           87       506          116
  Total                         $9,323       $7,430    $8,734       $6,609

Credit Facilities. American General and certain of its subsidiaries use commercial paper to meet short-term funding requirements. Unsecured bank credit facilities are used to support commercial paper borrowings. At September 30, 1997, committed credit facilities totaled $3.6 billion, and there were no borrowings under these facilities.


                          FORWARD-LOOKING STATEMENTS

The statements contained in this filing on Form 10-Q that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including the performance of financial markets, interest rates, and the level of personal bankruptcies; customer responsiveness to both new products and distribution channels; competitive, regulatory, or tax changes that affect the cost of or demand for the company's products; adverse litigation results; the company's ability to render its computer systems year 2000 compliant; and the company's failure to achieve anticipated levels of earnings or operational efficiencies related to recently acquired companies, as well as other cost-saving initiatives. Investors are also directed to other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

In April 1992, the IRS issued Notices of Deficiency for the 1977-1981 tax years of certain insurance subsidiaries. The basis of the dispute was the tax treatment of modified coinsurance agreements. The company elected to pay all related assessments plus associated interest, totaling $59 million. A claim for refund of tax and interest was disallowed by the IRS in January 1993. In June 1993, a representative suit for refund was filed in the United States Court of Federal Claims (Gulf Life Insurance Co. v. United States, C.A. No. 93-404T). In February 1996, the court ruled in favor of the company on all legal issues related to this contingency, and the judgment entered in favor of the company for the portion of the contingency related to the representative case was appealed by the government. On July 9, 1997, the U.S. Court of Appeals for the Federal Circuit ruled in favor of the company. The government recently determined that it does not plan any further appeal. American General has requested that the IRS refund all related assessments plus associated interest.

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

In addition to those lawsuits or proceedings disclosed herein and in the company's Current Report on Form 8-K filed on October 10, 1997, the company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997





Item 1. Legal Proceedings (continued).

large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

Item 5.  Other Information.

Executive Officers

Information regarding the 13 executive officers of the company is as follows:

                                       Present Principal Position with
                                       the Company and Other Material
     Name and Age                   Positions Held during Last Five Years

Robert M. Devlin                Chairman  (since  1997)  and  Chief  Executive
(57)                            Officer (since 1996),  Director (since  1993),
                                President (1995-97), and Vice  Chairman (1993-
                                95),  American General  Corporation; President
                                and   Chief   Executive   Officer   (1986-93),
                                American   General  Life   Insurance  Company,
                                Houston,  Texas,  a  subsidiary   of  American
                                General   Corporation.      Director,   Cooper
                                Industries, Inc.

James S. D'Agostino Jr.         President  (since  1997)  and Director  (since
(51)                            1996), American  General Corporation; Chairman
                                (1995-97), Chief Executive Officer (1993-97), and President (1993-95), American General Life and Accident Insurance company, Nashville,
                                Tennessee,  a  subsidiary of  American General
                                Corporation; with American General Corporation during the remainder of last five years in various other capacities including Executive
                                Vice President - Administration (1993).

Jon P. Newton                   Vice  Chairman  and  Director   (since  1995),
(56)                            Vice Chairman and  General Counsel  (1995-97),
                                and  Senior Vice President and General Counsel
                                (1993-95),   American   General   Corporation.
                                Partner  (1985-93),  Clark, Thomas,  Winters &
                                Newton, Austin, Texas.

Mark S. Berg                    Senior  Vice  President  and  General  Counsel
(39)                            (since  1997),  American General  Corporation.
                                Partner  (1991-97),  Vinson  & Elkins  L.L.P.,
                                Houston, Texas.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997




Item 5.  Other Information (continued).

                                       Present Principal Position with
                                       the Company and Other Material
     Name and Age                   Positions Held during Last Five Years

Frederick W. Geissinger         President and Chief  Executive Officer  (since
(52)                            1995),   American   General   Finance,   Inc.,
                                Evansville, Indiana, a subsidiary  of American
                                General   Corporation;  President   and  Chief
                                Executive Officer  (1994-95), American General
                                Land Development, Inc., Houston, Texas, a subsidiary of American General Corporation.
                                Independent  Consultant  (1992-94), New  York,
                                New York.

Albert E. Haines                Senior Vice President -  Administration (since
(53)                            1996),    American    General     Corporation.
                                President (1992-96), Chamber of  Commerce, The
                                Greater Houston Partnership, Houston, Texas.

Joe Kelley                      President  (since  1995)  and Chief  Executive
(50)                            Officer  (since  1997), American  General Life
                                and  Accident  Insurance  Company,  Nashville,
                                Tennessee,  a  subsidiary of  American General
                                Corporation; Senior Vice  President and  Chief
                                Marketing Officer  (1994-95), American General
                                Life Insurance Company, Houston, Texas, a subsidiary of American General Corporation.
                                Senior  Vice  President (1992-94),  Prudential
                                Preferred Financial Services, Houston, Texas.

Rodney O. Martin Jr.            President (since 1997), American  General (45)
                                Independent Producer Division, Houston, Texas,
                                a subsidiary of American  General Corporation;
                                President and Chief  Executive Officer  (since
                                1996),   American   General   Life   Insurance
                                Company,  Houston,  Texas,  a   subsidiary  of
                                American  General  Corporation; President  and
                                Chief  Executive  Officer (1995-96),  American
                                General  Life Insurance  Company of  New York,
                                Syracuse, New York,  a subsidiary of  American
                                General  Corporation.    President  (1993-95),
                                Connecticut    Mutual   Insurance    Services,
                                Hartford,Connecticut.  Senior Vice President -
                                 Corporate Distribution (1992-93), Connecticut
                                Mutual   Life  Insurance   Company,  Hartford,
                                Connecticut.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997




Item 5.  Other Information (continued).

                                       Present Principal Position with
                                       the Company and Other Material
     Name and Age                   Positions Held during Last Five Years


Ellen H. Masterson              Senior  Vice  President  and  Chief  Financial
(46)                            Officer   (since   1997),   American   General
                                Corporation.    Partner  (1985-97), Coopers  &
                                Lybrand L.L.P., Dallas, Texas.

Nicholas R. Rasmussen           Senior Vice President  (since 1983) and Senior
(51)                            Vice President - Corporate  Development (since
                                1993),  and  Senior  Vice  President  -  Group
                                Executive    (1990-93),    American    General
                                Corporation.

Carl J. Santillo                Senior Vice President (since 1997), and Senior
(48)                            Vice President -  Finance (1996-97),  American
                                General  Corporation.  Senior Vice President -
                                Life & Health Operations (1993-96), Nationwide
                                Life   Insurance   Company,  Columbus,   Ohio.
                                President (1993-96), Employers Life of Wausau,
                                Wausau, Wisconsin.  Executive Vice President -
                                Operations    (1987-93),   Wausau    Insurance
                                Companies, Wausau, Wisconsin.

Peter V. Tuters                 Senior  Vice President (since  1992) and Chief
(45)                            Investment  Officer   (since  1993),  American
                                General Corporation.

Thomas L. West Jr.              President  (since  1994)  and Chief  Executive
(60)                            Officer  (since  1997),  The Variable  Annuity
                                Life  Insurance  Company,  Houston,  Texas,  a
                                subsidiary  of  American General  Corporation.
                                Senior  Vice   President,  Annuity  Operations
                                (1991-94),  Aetna  Life  &  Casualty  Company,
                                Hartford, Connecticut.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997




Item 5.  Other Information (continued).

Election of New Director

On September 23, 1997, the company announced the election of Michael E. Murphy
to  the  company's board  of directors.   His  biographical information  is as
follows:

Michael E. Murphy               Director (since 1997),  American General  (60)
                                Corporation.   Vice Chairman (since  1993) and
                                Director   (since    1979),   Executive   Vice
                                President    and     Chief    Financial    and
                                Administrative  Officer  (1979-93),  Sara  Lee
                                Corporation,  Chicago,  Illinois.    Director,
                                Bassett  Furniture  Industries,  Incorporated;
                                GATX Corporation; Payless ShoeSource, Inc., and True North Communications Inc.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997




Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

   * Exhibit  3     Amended   and   Restated   Bylaws   of   American  General
                    Corporation (As of October 23, 1997).

     Exhibit 10 Form of Severance Agreement between American General Corporation and Ellen H. Masterson (incorporated by reference to Exhibit 10.10 to American General's Annual Report on Form 10-K for 1993).

   * Exhibit 11     Computation of Earnings per Share.

   * Exhibit 12     Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends.

   * Exhibit 27     Financial Data Schedule.


* Filed herewith

b.   Reports on Form 8-K.

     (1) Current Report on Form 8-K dated August 15, 1997, with respect to the filing of American General's consolidated financial information for the seven months and one month ended July 31, 1997.

     (2) Current Report on Form 8-K dated September 11, 1997, with respect to the issuance of a joint news release announcing a definitive agreement under which American General will acquire the remaining 53.8% of the common equivalent shares of Western National for a total consideration consisting of cash and American General common stock valued at approximately $1.2 billion, or $29.75 per share.

     (3) Current Report on Form 8-K dated October 10, 1997, with respect to the filing of American General's consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, common stock activity, and cash flows, and Management's Discussion and Analysis, for the three years ended December 31, 1996, restated to include the acquisition of USLIFE under the pooling of interests method of accounting.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997




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

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)





Date:  November 13, 1997

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1997




                                 EXHIBIT INDEX



   Exhibit

    *  3            Amended   and   Restated   Bylaws  of   American   General
                    Corporation (As of October 23, 1997).

      10 Form of Severance Agreement between American General Corporation and Ellen H. Masterson (incorporated by reference to Exhibit 10.10 to American General's Annual Report on Form 10-K for 1993).

    * 11            Computation of Earnings per Share.

    * 12            Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends.

    * 27            Financial Data Schedule.


























* Filed herewith