Form 10-K405
period 1997-12-31
AMERICAN GENERAL CORP /TX/
filed 1998-03-27
CIK 5103

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
-------------------------------------  ------------------------------------
                                           [   New York Stock Exchange
    Common Stock, Par Value $.50           [   Pacific Stock Exchange

   Preferred Share Purchase Rights
       (one Right attached to              [   New York Stock Exchange
     each share of Common Stock)           [   Pacific Stock Exchange

  7% Convertible Preferred Stock,
           Par Value $1.50                 [   New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value based on published prices as of February 28, 1998 of American General's voting Common Stock held by non-affiliates was approximately $14.7 billion. As of February 28, 1998, there were 253,609,260 shares of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 PART OF THE FORM 10-K
                          DOCUMENT                              INTO WHICH INCORPORATED
                          --------                              -----------------------
Portions of American General's 1997 Annual Report to
  Shareholders                                                    Parts I, II, and IV

Portions of American General's definitive Proxy Statement
  dated March 17, 1998, for the Annual Meeting of
  Shareholders to be held April 30, 1998                               Part III

                                                           1997 FORM 10-K      1

PART I

 ITEM 1. BUSINESS

 GENERAL

   American General Corporation (American General) is one of the nation's largest diversified financial services organizations. American General's operating subsidiaries are leading providers of retirement services, life insurance, and consumer loans. American General was incorporated as a general business corporation in Texas in 1980 and is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

   Financial data of American General and its subsidiaries (collectively, the company) included in this Form 10-K includes the operations of USLIFE Corporation (USLIFE), acquired on June 17, 1997, in accordance with the pooling of interests method of accounting. Also included from their respective dates of acquisition are the operations of Home Beneficial Life Insurance Company, acquired April 16, 1997; The Independent Life and Accident Insurance Company, acquired February 29, 1996; and The Franklin Life Insurance Company (Franklin
Life), acquired January 31, 1995.

   The company acquired a 40% investment in Western National Corporation (Western National) in 1994 and increased its ownership to 46% in 1996. These acquisitions were recorded on an equity basis. On February 25, 1998, the company acquired the remaining 54% equity interest. Western National's assets, liabilities, and results of operations will be consolidated in the company's financial statements effective January 1, 1998. Earnings attributable to minority interests through February 25, 1998 will be reflected as a charge against consolidated income.

   Much of the information provided in response to this Item 1 is incorporated herein by reference to selected portions of American General's 1997 Annual Report to Shareholders (ARS). Appropriate references to such incorporated information are specified throughout the text of this Item 1. Portions of American General's 1997 ARS are provided as Exhibit 13 to this Form 10-K.

   NEW ACCOUNTING STANDARD. During 1997, American General adopted Statement of Financial Accounting Standards 128, "Earnings per Share," which changed certain requirements for computing and disclosing earnings per share, retroactive for all periods presented. The change did not have a material impact on the company's reported earnings per share amounts. Information regarding this accounting standard is incorporated herein by reference to Notes 1.14 and 4.1 of Notes to Financial Statements in American General's 1997 ARS.

   CORPORATE DEVELOPMENT. Since December 1994, American General has completed or announced six acquisitions with total consideration (excluding assumed debt) of $5.7 billion, including $3.7 billion in 1997. Information regarding these transactions is incorporated herein by reference to Note 2 of Notes to Financial Statements in American General's 1997 ARS.

   BUSINESS DIVISIONS. The company reports the results of its operations in three business divisions: Retirement Services, Life Insurance, and Consumer Finance. A description of each business division, including principal products, methods of distribution, and principal markets, is incorporated herein by reference to Note 20.1 of Notes to Financial Statements in American General's 1997 ARS. Financial information for each business division is incorporated herein by reference to the sections "Business Divisions," "Capital Resources," "Asset/Liability Management," and "Liquidity" of Management's Discussion and Analysis (MD&A) and Note 20.2 of Notes to Financial Statements in American General's 1997 ARS, and to Schedule III of Item 14 of this Form 10-K.

   EMPLOYEES. As of December 31, 1997, the company employed approximately 16,200 full-time salaried employees.

   INSURANCE DEPOSITS AND PREMIUMS. The following table lists deposits and premiums and other considerations of American General's insurance and annuity subsidiaries for the past three years:

             In millions                 1997      1996      1995
------------------------------------------------------------------
Deposits*                               $5,046    $4,415    $4,306
------------------------------------------------------------------
Direct premiums and other
 considerations
  Individual life premiums              $1,530    $1,462    $1,280
  Insurance charges                        768       698       612
  Group and credit health premiums         564       550       556
  Group and credit life premiums           279       258       257
  Individual health premiums               174       188       160
  Other premiums                           227       271       242
------------------------------------------------------------------
   Total direct premiums
    and other considerations             3,542     3,427     3,107
------------------------------------------------------------------
Reinsurance premiums assumed               119       125       155
Reinsurance premiums ceded                (299)     (308)     (293)
------------------------------------------------------------------
   Premiums and other
    considerations                      $3,362    $3,244    $2,969
------------------------------------------------------------------

* Represents premiums received for interest-sensitive life insurance and annuity products.
       AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

   LIFE INSURANCE SALES AND IN FORCE. The following table summarizes the face amounts of life insurance sales and life insurance in force for American General's insurance subsidiaries for the past three years:

          In millions              1997         1996         1995
-------------------------------------------------------------------
Individual life insurance
  sales:
 Permanent (non-participating)
  Interest-sensitive             $ 13,293     $ 13,289     $ 14,970
  Guaranteed-cost                   4,062        3,598        4,531
 Term                              23,269       22,753       24,979
 Permanent (participating)          5,778        5,710        5,114
Group life insurance sales          8,428        6,777        6,548
Credit life insurance sales         9,098        8,266       10,570
-------------------------------------------------------------------
Total                              63,928       60,393       66,712
Reinsurance assumed                   386          351        2,882
-------------------------------------------------------------------
    Total, excluding
     reinsurance assumed(a)      $ 63,542     $ 60,042     $ 63,830
-------------------------------------------------------------------
Individual life insurance in force
(at December 31):
 Permanent (non-participating)
  Interest-sensitive             $103,069     $ 97,120     $ 90,343
  Guaranteed-cost                  36,806       38,281       34,293
 Term                              98,267       96,971       91,771
 Permanent (participating)         28,686       25,810       22,047
Group life insurance in force      50,854       45,774       41,860
Credit life insurance in force     13,994       13,068       13,610
-------------------------------------------------------------------
    Total(a)(b)                  $331,676     $317,024     $293,924
-------------------------------------------------------------------

(a) Before deductions for reinsurance ceded.
(b) Includes reinsurance assumed.

   ANNUITY PRODUCTS. The following table summarizes annuity liabilities by product type for American General's Retirement Services division and Life Insurance division for the past three years:

           In millions               1997        1996        1995
-------------------------------------------------------------------
Retirement Services division
 Fixed                              $21,995     $21,068     $20,147
 Variable                            10,564       7,134       4,541
-------------------------------------------------------------------
    Total annuity liabilities       $32,559     $28,202     $24,688
-------------------------------------------------------------------
Life Insurance division
 Fixed                              $ 5,263     $ 5,857     $ 6,281
 Variable                               721         602         518
 Payout annuities                     1,952       1,600       1,246
-------------------------------------------------------------------
    Total annuity liabilities       $ 7,936     $ 8,059     $ 8,045
-------------------------------------------------------------------

   The primary products offered by the Retirement Services division are retirement annuities which qualify for tax deferral under the Internal Revenue Code. These products are provided to employees of educational, health care, public sector, and other not-for-profit organizations. Policyholders may select either fixed or variable account options. Fixed accounts have minimum guaranteed interest crediting rates ranging from 3.0% to 5.5%. During 1997, actual interest crediting rates on fixed accounts ranged from 5.8% to 7.5%. These annuities are generally issued on a group basis, for which there are no scheduled maturities.

   The companies in the Life Insurance division offer a variety of annuity products. Individual fixed annuities comprised approximately 58% of the division's annuity liabilities at December 31, 1997. These annuities are primarily used for retirement funding purposes and generally continue for the life of the policyholder. Minimum guaranteed interest crediting rates on these annuities range from 2.5% to 5.5%; actual interest crediting rates during 1997 ranged from 2.5% to 7.0%.

   Payout annuities, those currently paying out the annuity value, represented approximately 25% of the Life Insurance division's annuity liabilities at December 31, 1997. Payout annuities consist primarily of structured settlements of indemnity claims and pension buyouts used by employer-sponsored pension plans to fund pension obligations. Interest is credited to these annuities at fixed rates determined when the contracts are issued, consistent with the related investment yield at the time. Interest crediting rates ranged from 2.0% to 13.5% during 1997. These contracts will continue until all obligations are extinguished.

   Both the Retirement Services and Life Insurance divisions offer variable annuity accounts, in which the investment risk lies solely with the policyholder. Assets and liabilities related to these accounts are included in Separate Account assets and liabilities in the company's consolidated balance sheet.

INVESTMENTS

   Information regarding investments is incorporated here-in by reference to the sections "Investments" and "Asset/ Liability Management" of MD&A and Notes 1.2, 5, and 17 of Notes to Financial Statements in American General's 1997 ARS, and to Schedule I of Item 14 of this Form 10-K.

INSURANCE AND ANNUITY RESERVING METHODS

   Individual life insurance reserves are based on assumptions similar to those used to establish premium rates. Further information regarding reserving methods is incorporated herein by reference to Note 1.8 of Notes to Financial Statements in American General's 1997 ARS.

REINSURANCE

   Information regarding reinsurance is incorporated herein by reference to Note
1.11 of Notes to Financial Statements in American General's 1997 ARS, and to
Schedule IV of Item 14 of this Form 10-K.

                                                           1997 FORM 10-K

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

   American General's consumer finance business competes with other consumer finance companies and other types of financial institutions that offer similar products and services, including industrial banks, industrial loan companies, commercial banks, sales finance companies, savings and loan associations, and credit unions. Competition in the financial services industry is intense due to the increasing number of companies offering financial products and services, the sophistication of those products, technological improvements, and more rapid communication.

REGULATION

   INSURANCE. American General's insurance subsidiaries are subject to state regulation in the jurisdictions in which they do business. Information concerning regulatory compliance is incorporated herein by reference to the sections "Capital Resources - Retirement Services and Life Insurance" and "Regulation and Other - Regulation" of MD&A in American General's 1997 ARS. Information regarding statutory accounting practices is incorporated herein by reference to Note 16 of Notes to Financial Statements in American General's 1997 ARS.

   Most states also regulate affiliated groups such as American General and its subsidiaries under insurance holding company laws. Additional information regarding dividend restrictions is incorporated herein by reference to Note 19.1 of Notes to Financial Statements in American General's 1997 ARS.

   All 50 states have laws requiring life insurance companies to pay assessments to state guaranty associations to protect the interests of policyholders of insolvent life insurance companies. A portion of these assessments can be recovered against the payment of future premium taxes; however, changes in state laws could decrease the amount available for recovery. Further information about state guaranty assessments is incorporated herein by reference to Note 10 of Notes to Financial Statements in American General's 1997 ARS.

   REGISTERED PRODUCTS. Certain of American General's subsidiaries are subject to various federal securities laws and regulations related to investment companies. Separate Accounts, which are maintained to fund variable life and annuity products, function as investment companies and, therefore, are subject to such laws and regulations, in particular the Investment Company Act of 1940. Variable life and annuity products are marketed by licensed insurance agents who are registered representatives of the company's wholly owned broker-dealer subsidiaries. These broker-dealers are member firms of the National Association of Securities Dealers and subject to its rules and regulations.

   CONSUMER FINANCE. American General's consumer finance subsidiaries are subject to various types of federal regulation including the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, certain Federal Trade Commission rules, and state laws that regulate the consumer loan and retail sales finance businesses. In addition, American General's

       AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

thrift subsidiary, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and reporting requirements of the Federal Deposit Insurance Corporation and is subject to regulatory codes in the state of Utah.

   TAXATION. Tax laws affect not only the way the company is taxed but also the design of many of its products. Changes in tax laws or regulations could adversely affect operating results.

   ENVIRONMENTAL. The company's principal exposure to environmental regulation arises from its ownership of investment real estate. Probable costs related to environmental cleanup are immaterial.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information as of March 5, 1998 regarding the 17 executive officers of the company is as follows:

                                         Present Principal Position with the Company and
           Name and Age                Other Material Positions Held during Last Five Years
-----------------------------------------------------------------------------------------------
ROBERT M. DEVLIN (57)              Chairman (since 1997) and Chief Executive Officer (since
                                   1996), Director (since 1993), President (1995-97), and Vice
                                   Chairman (1993-95), American General Corporation; President
                                   and Chief Executive Officer (1986-93), American General Life
                                   Insurance Company, Houston, Texas, a subsidiary of American
                                   General Corporation. Director, Cooper Industries, Inc.
JON P. NEWTON (56)                 Vice Chairman and Director (since 1995), Vice Chairman and
                                   General Counsel (1995-97), and Senior Vice President and
                                   General Counsel (1993-95), American General Corporation.
                                   Partner (1985-93), Clark, Thomas, Winters & Newton, Austin,
                                   Texas. Director, Newmark Homes Corp.
JAMES S. D'AGOSTINO JR. (51)       President (since 1997) and Director (since 1996), American
                                   General Corporation; Chairman (1995-97), Chief Executive
                                   Officer (1993-97), and President (1993-95), American General
                                   Life and Accident Insurance Company, Nashville, Tennessee, a
                                   subsidiary of American General Corporation; Executive Vice
                                   President - Administration (1993), American General
                                   Corporation.
MARK S. BERG (39)                  Executive Vice President and General Counsel (1998) and
                                   Senior Vice President and General Counsel (1997-98),
                                   American General Corporation. Partner (1991-97), Vinson &
                                   Elkins L.L.P., Houston, Texas.
FREDERICK W. GEISSINGER (52)       President and Chief Executive Officer (since 1995), American
                                   General Finance, Inc., Evansville, Indiana, a subsidiary of
                                   American General Corporation; President and Chief Executive
                                   Officer (1994-95), American General Land Development, Inc.,
                                   Houston, Texas, a subsidiary of American General
                                   Corporation. Independent Consultant (1992-94), New York, New
                                   York.
SUSAN A. JACOBS (51)               Senior Vice President (since 1998), Deputy General Counsel, and Corporate Secretary (since 1997), Associate General
                                   Counsel, (1986-97), American General Corporation.
JOE KELLEY (50)                    President (since 1995) and Chief Executive Officer (since
                                   1997), American General Life and Accident Insurance Company,
                                   Nashville, Tennessee, a subsidiary of American General
                                   Corporation; Senior Vice President and Chief Marketing
                                   Officer (1994-95), American General Life Insurance Company,
                                   Houston, Texas, a subsidiary of American General
                                   Corporation. Senior Vice President (1992-94), Prudential
                                   Preferred Financial Services, Houston, Texas.
RODNEY O. MARTIN JR. (45)          President (since 1998), American General Life Insurance
                                   Division; President (since 1997), American General
                                   Independent Producer Division, Houston, Texas, a subsidiary of American General Corporation; President and Chief
                                   Executive Officer (since 1996), American General Life
                                   Insurance Company, Houston, Texas, a subsidiary of American
                                   General Corporation; President and Chief Executive Officer
                                   (1995-96), American General Life Insurance Company of New
                                   York, Syracuse, New York, a subsidiary of American General
                                   Corporation. President (1993-95), Connecticut Mutual
                                   Insurance Services, Hartford, Connecticut. Senior Vice
                                   President - Corporate Distribution (1992-93), Connecticut
                                   Mutual Life Insurance Company, Hartford, Connecticut.
ELLEN H. MASTERSON (47)            Senior Vice President and Chief Financial Officer (since
                                   1997), American General Corporation. Partner (1985-97),
                                   Coopers & Lybrand L.L.P., Dallas, Texas.
ROBERT D. MRLIK (39)               Senior Vice President - Corporate Relations (since 1998),
                                   Vice President - Investor Relations (1994-98), and Director,
                                   Investor Relations (1989-94), American General Corporation.
NICHOLAS R. RASMUSSEN (51)         Senior Vice President (since 1983) and Senior Vice
                                   President - Corporate Development (since 1993), and Senior
                                   Vice President - Group Executive (1990-93), American General
                                   Corporation.
CARL J. SANTILLO (48)              Senior Vice President (since 1996), and Senior Vice
                                   President - Finance (1996-97), American General Corporation.
                                   Senior Vice President - Life & Health Operations (1993-96),
                                   Nationwide Life Insurance Company, Columbus, Ohio. President
                                   (1993-96), Employers Life of Wausau, Wausau, Wisconsin.
                                   Executive Vice President - Operations (1987-93), Wausau
                                   Insurance Companies, Wausau, Wisconsin.
RICHARD W. SCOTT (44)              Executive Vice President and Chief Investment Officer (since
                                   1998), American General Corporation. Executive Vice
                                   President, General Counsel, and Chief Investment Officer
                                   (1994-98), Western National Corporation, Houston, Texas.
                                   Partner (1982-93), Vinson & Elkins L.L.P., Houston, Texas.

                                                           1997 FORM 10-K

                                         Present Principal Position with the Company and
           Name and Age                Other Material Positions Held during Last Five Years
-----------------------------------------------------------------------------------------------
JULIA S. TUCKER (49)               Senior Vice President - Investments (since 1997) and Vice
                                   President - Investments (1984-97), American General
                                   Corporation.
PETER V. TUTERS (45)               Senior Vice President - Investments (since 1992) and Chief
                                   Investment Officer (1993-98), American General Corporation.
THOMAS L. WEST JR. (60)            Chairman and Chief Executive Officer (since 1998), American
                                   General Retirement Services Division; President (since 1994)
                                   and Chief Executive Officer (since 1997), The Variable
                                   Annuity Life Insurance Company, Houston, Texas, a subsidiary of American General Corporation. Senior Vice President,
                                   Annuity Operations (1991-94), Aetna Life & Casualty Company,
                                   Hartford, Connecticut.
THOMAS M. ZUREK (49)               Senior Vice President and Deputy General Counsel (since
                                   1998), American General Corporation. Partner (1992-98),
                                   Nyemaster, Goode, McLaughlin, Voigts, Hansel & O'Brien, PC,
                                   Des Moines, Iowa.

ITEM 2. PROPERTIES

   The company's corporate headquarters is located in the American General Center, a complex of office buildings on a 46-acre tract near downtown Houston. American General and certain subsidiaries either own or lease pursuant to a sale-leaseback arrangement all of the buildings and underlying land in the complex. The company occupies approximately 46% of the total office space available in the American General Center.

   American General's subsidiaries also own various other properties, including properties held for investment, branch office buildings, and the home office buildings of: (1) American General Finance, Inc. in Evansville, Indiana; (2) American General Life and Accident Insurance Company in Nashville, Tennessee;
(3) Franklin Life in Springfield, Illinois; and (4) The Old Line Life Insurance Company of America in Milwaukee, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

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

   MARKET CONDUCT. In recent years, various life insurance companies have been named as defendants in class action lawsuits relating to life insurance pricing and sales practices, and a number of these lawsuits have resulted in substantial settlements. Certain of American General's subsidiaries are defendants in such purported class action lawsuits filed in 1996 and 1997, asserting claims related to pricing and sales practices. These claims are being defended vigorously by the subsidiaries. Given the uncertain nature of litigation and the early stages of this litigation, the outcome of these actions cannot be predicted at this time. American General nevertheless believes that the ultimate outcome of all such pending litigation should not have a material adverse effect on American General's consolidated financial position. It is possible that settlements or adverse determinations in one or more of these actions or other future proceedings could have a material adverse effect on American General's consolidated results of operations for a given period. No provision for any adverse determinations in this pending litigation has been made in the consolidated financial statements because the amount of the loss, if any, from these actions cannot be reasonably estimated at this time.

   OTHER. In addition to those lawsuits or proceedings disclosed herein, the company is a party to various other lawsuits and proceedings arising in the ordinary course of

        AMERICAN GENERAL CORPORATION
business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to increase and creates the potential for an unpredictable judgment in any given suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during fourth quarter 1997.

                                                           1997 FORM 10-K     7

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

   The quarterly high and low market prices of American General's common stock as quoted by the New York Stock Exchange and restrictions on retained earnings for the payment of dividends are incorporated herein by reference to Notes 21 and 19.1, respectively, of Notes to Financial Statements in American General's 1997 ARS.

   Common stock was owned by 31,987 shareholders of record and approximately 76,000 beneficial owners at February 28, 1998. The quarterly cash dividends paid on common stock are incorporated herein by reference to Note 21 of Notes to Financial Statements in American General's 1997 ARS.

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

                                                                     Years Ended December 31,
                                                        ---------------------------------------------------
          In millions, except per share data             1997       1996       1995       1994       1993
-----------------------------------------------------------------------------------------------------------
Revenues                                                $ 8,927    $ 8,714    $ 8,236    $ 6,492    $ 6,430
Income before cumulative effect of accounting changes       542(a)     653(b)     650(c)     609(d)     347(e)
Income per common share before cumulative effect of
 accounting changes
     Basic                                                 2.21       2.67       2.68       2.47        .70
     Diluted                                               2.19(a)    2.63(b)    2.66(c)    2.46(d)     .70(e)
Assets(f)                                                80,620     74,134     69,083     53,300     51,003
Debt
 Corporate                                                1,916      2,102      2,295      2,381      2,200
 Consumer Finance                                         7,266      7,630      7,470      7,090      5,843
Redeemable equity                                         1,726      1,227        729         47          -
Shareholders' equity(f)                                   7,583      6,844      7,109      4,334      6,274
Cash dividends per common share(g)                         1.40       1.30       1.24       1.16       1.10
-----------------------------------------------------------------------------------------------------------

(a) Includes $247 million ($.99 per share) aftertax merger-related costs, $73 million ($.29 per share) aftertax loss on sale of non-strategic assets, and $33 million ($.13 per share) aftertax litigation settlement.
(b) Includes $111 million ($.44 per share) aftertax loss on sale of non-strategic assets and $32 million ($.13 per share) aftertax write-down of USLIFE group business.
(c) Includes $140 million ($.57 per share) aftertax adjustment to the allowance for finance receivable losses.
(d) Includes aftertax net realized investment losses of $115 million ($.47 per share). Net realized investment gains for 1997, 1996, 1995, and 1993 were immaterial.
(e) Includes $300 million ($1.18 per share) write-down of goodwill and $30 million ($.12 per share) charge for tax rate related adjustment.
(f) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section
     "Investments - Fair Value of Securities" of MD&A in American General's 1997 ARS.
(g) Excludes dividends paid by USLIFE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" on pages 21-31 in American General's 1997 ARS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

   Quantitative and qualitative disclosures about market risk are incorporated herein by reference to "Investments," "Capital Resources - Corporate Capital," and "Asset/Liability Management" of MD&A in American General's 1997 ARS.

ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

   Financial statements and supplementary data are incorporated herein by reference to pages 32-52 in American General's 1997 ARS.

   The ratios of earnings to fixed charges are incorporated herein by reference to Exhibit 12 of Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

       AMERICAN GENERAL CORPORATION

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing in the section "Election of Directors" in American General's definitive Proxy Statement dated March 17, 1998 (1998 Proxy Statement) is incorporated herein by reference. Information regarding the company's 17 executive officers is included in Part I, Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing in the sections "Governance of the Company" and "Compensation of Executive Officers" in American General's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing in the sections "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in American General's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing in the section "Certain Relationships and Transactions" in American General's 1998 Proxy Statement is incorporated herein by reference.

                                                           1997 FORM 10-K      9

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

                                                                        Page Reference
                                                              ----------------------------------
                                                                                       1997
                                                              Form 10-K            Annual Report
------------------------------------------------------------------------------------------------
   1. Financial Statements
      Report of Ernst & Young LLP, Independent Auditors          -                    53
      Consolidated Financial Statements
         Statement of Income                                     -                    32
         Balance Sheet                                           -                    33
         Statements of Shareholders' Equity and Common Stock
         Activity                                                -                    34
         Statement of Cash Flows                                 -                    35
         Notes to Financial Statements                           -                   36-52
   2. Financial Statement Schedules
      Schedule I - Summary of Investments - Other than
      Investments in Affiliates                                 13                     -
      Schedule II - Condensed Financial Information of
      Registrant                                               14-16                   -
      Schedule III - Supplementary Insurance Information        17                     -
      Schedule IV - Reinsurance                                 18                     -
      Schedule V - Valuation and Qualifying Accounts            19                     -

       All other financial statement schedules have been omitted because they are inapplicable.

   3. Exhibits

        Exhibit
         Number
------------------------------------------------------------------------------------------------
            3.1          Restated Articles of Incorporation of American General
                         Corporation (including Statement of Resolution Establishing
                         Series
                         of Shares of Series A Junior Participating Preferred Stock)
            3.2          Statement of Resolution Establishing Series of Shares of Series A
                         Cumulative Convertible Preferred Stock
            3.3          Statement of Resolution Establishing Series of Shares of 7%
                         Convertible Preferred Stock
            3.4          Resolutions Establishing American General's 6% Series A
                         Convertible Junior Subordinated Debentures
            3.5          Amended and Restated Bylaws of American General Corporation
            4.1          There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
            4.2          Rights Agreement, dated as of July 27, 1989, between American
                         General and Texas Commerce Bank, as Rights Agent (Rights
                         Agreement)
            4.3          First Amendment to Rights Agreement, dated as of October 26,
                         1992, between American General and First Chicago Trust Company of
                         New York, as Rights Agent
            4.4          Junior Subordinated Indenture, dated as of May 15, 1995, between
                         American General and The Chase Manhattan Bank (formerly Chemical
                         Bank), as Trustee, relating to American General's 6% Series A
                         Convertible Junior Subordinated Debentures

                                          Filed Herewith(*), Nonapplicable (NA),
                                                            or
                                               Incorporated by Reference to
                         -----------------------------------------------------------------------

        Exhibit                                                     American General
         Number                       Exhibit                  Registration No. or Report
------------------------ -----------------------------------------------------------------------
            3.1                       4.1                                  33-33115
            3.2                       4(o)                                 33-58317
            3.3                       4(d)                                 333-00513
            3.4                       4(k)                                 333-00513
            3.5                       3                        Form 10-Q for Third Quarter 1997
            4.1                       NA                                       NA
            4.2                       4                       Form 10-Q for Second Quarter 1989
            4.3                      19                        Form 10-Q for Third Quarter 1992
            4.4                       4(g)                                 333-00513

(continued on next page)

10      AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

        Exhibit
         Number
------------------------------------------------------------------------------------------
            4.5          Terms of the 6% Convertible Monthly Income Preferred Securities,
                         Series A, of American General Delaware, L.L.C.
            4.6          Guarantee of American General with respect to the 6% Convertible
                         Monthly Income Preferred Securities, Series A, of American
                         General Delaware, L.L.C.
           10.1          1984 Stock and Incentive Plan
           10.2          1984 Stock and Incentive Plan (Amended and Restated Effective as
                         of February 8, 1994)
           10.3          American General Corporation 1997 Stock and Incentive Plan
           10.4          Restoration of Retirement Income Plan for Certain Employees
                         Participating in the Restated American General Retirement Plan
                         (Restoration of Retirement Income Plan)
           10.5          First Amendment to Restoration of Retirement Income Plan
           10.6          Second Amendment to Restoration of Retirement Income Plan
           10.7          Third Amendment to Restoration of Retirement Income Plan
           10.8          American General Supplemental Thrift Plan
           10.9          First Amendment to American General Supplemental Thrift Plan
           10.10         Second Amendment to American General Supplemental Thrift Plan
           10.11         Third Amendment to American General Supplemental Thrift Plan
           10.12         Employment Agreement, dated as of February 1, 1998, between
                         American General and Robert M. Devlin
           10.13         Employment Agreement, dated as of February 1, 1998, between
                         American General and Jon P. Newton
           10.14         Employment Agreement, dated as of February 1, 1998, between
                         American General and James S. D'Agostino Jr.
           10.15         Supplemental Executive Retirement Agreement, dated as of February
                         1, 1998, between American General and Robert M. Devlin
           10.16         Supplemental Executive Retirement Agreement, dated as of February
                         1, 1998, between American General and Jon P. Newton
           10.17         Supplemental Executive Retirement Agreement, dated as of February
                         1, 1998, between American General and James S. D'Agostino Jr.
           10.18         American General Corporation Retirement Plan for Directors (as
                         amended and restated)
           10.19         American General Corporation Performance-Based Plan for Executive
                         Officers, Amended and Restated Effective January 1, 1995

                           Filed Herewith(*), Nonapplicable (NA),
                                             or
                                Incorporated by Reference to
                          ----------------------------------------
                                                American General
        Exhibit                                Registration No. or
         Number                Exhibit               Report
------------------------  ----------------------------------------
            4.5           4(i)                     333-00513

            4.6           4(j)                     333-00513

           10.1           10.5                     Form 10-K
                                                    for 1984
           10.2           10.2                     Form 10-K
                                                    for 1993
           10.3           10.3                 Form 10-K for 1996
           10.4           10.3                     Form 10-K
                                                    for 1993

           10.5           10.4                     Form 10-K
                                                    for 1993
           10.6           10.5                     Form 10-K
                                                    for 1993
           10.7           10.7                 Form 10-K for 1996
           10.8           10.6                     Form 10-K
                                                    for 1993
           10.9           10.7                     Form 10-K
                                                    for 1993
           10.10          10.8                     Form 10-K
                                                    for 1993
           10.11          10.9                     Form 10-K
                                                    for 1993
           10.12          10.12*                       NA

           10.13          10.13*                       NA

           10.14          10.14*                       NA

           10.15          10.15*                       NA

           10.16          10.16*                       NA

           10.17          10.17*                       NA

           10.18          10.18*                       NA

           10.19          10.19                    Form 10-K
                                                    for 1994

(continued on next page)

                                                           1997 FORM 10-K


        Exhibit
         Number
------------------------------------------------------------------------------------------
           10.20         Letter Agreement dated September 11, 1997 between American
                         General and Michael J. Poulos
           10.21         Supplemental Retirement Agreement between American General and
                         Michael J. Poulos
           10.22         Western National Corporation (WNC) Supplemental Plan
           10.23         Western National Corporation Supplemental Plan Trust Agreement
           10.24         Western National Corporation 1993 Stock and Incentive Plan, as
                         amended
           11            Computation of Earnings per Share (included in Note 4 of Notes to
                         Financial Statements in American General's 1997 ARS)
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 1997 Annual Report to Shareholders
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General
           23            Consent of Ernst & Young LLP, Independent Auditors
           24            Powers of attorney for the directors signing this Form 10-K
           27            Financial Data Schedule

                           Filed Herewith(*), Nonapplicable (NA),
                                             or
                                Incorporated by Reference to
                          ----------------------------------------
                                                American General
        Exhibit                                Registration No. or
         Number                Exhibit               Report
------------------------  ----------------------------------------
           10.20          10.20*                       NA

           10.21          10.13                Form 10-Q for Third
                                                  Quarter 1990
           10.22          10.37 to WNC                 NA
                          annual report on
                          Form 10-K for
                          1994
           10.23          10.17 to WNC                 NA
                          annual report on
                          Form 10-K for
                          1995
           10.24          10.18 to WNC                 NA
                          annual report on
                          Form 10-K for
                          1995
           11             NA                           NA

           12             12*                          NA

           13             13*                          NA

           21             21*                          NA
           23             23*                          NA
           24             24*                          NA
           27             27*                          NA

                        Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed after September 30, 1997:

     (1) Current Report on Form 8-K dated October 10, 1997, with respect to the filing of American General's consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, common stock activity, and cash flows, and Management's Discussion and Analysis, for the three years ended December 31, 1996, restated to include the acquisition of USLIFE under the pooling of interests method of accounting.

     (2) Current Report on Form 8-K dated January 26, 1998, with respect to certain executive compensation information for the year ended December 31, 1997.

     (3) Current Report on Form 8-K dated January 27, 1998, with respect to issuance of an earnings release announcing certain unaudited financial results for the year ended December 31, 1997.

     (4) Current Report on Form 8-K dated February 19, 1998, with respect to issuance of a press release announcing the closing date and exchange ratio in connection with the acquisition of WNC.

     (5) Current Report on Form 8-K dated February 25, 1998, with respect to adoption of SFAS 128, "Earnings per Share," effective December 31, 1997.

       AMERICAN GENERAL CORPORATION

AMERICAN GENERAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

In millions

                                                                             At December 31, 1997
                                                            ------------------------------------------------------
                                                                                                         Amount
                                                              Cost                                      Shown in
                                                               or                                     Consolidated
                                                            Amortized              Fair                 Balance
                    Type of Investment                        Cost                 Value                 Sheet
------------------------------------------------------------------------------------------------------------------
Fixed maturity securities
  Bonds and notes
     U.S. government obligations                            $    740             $    831               $     831
     States and political subdivisions                           546                  579                     579
     Foreign governments                                         834                  920                     920
     Mortgage-backed securities                                8,919                9,428                   9,428
     Public utilities                                          4,366                4,678                   4,678
     All other corporate                                      29,452               31,204                  31,204
  Redeemable preferred stocks                                    104                  107                     107
------------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                     44,961               47,747                  47,747
------------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks                                                   20                   29                      29
  Perpetual preferred stocks                                      73                   87                      87
------------------------------------------------------------------------------------------------------------------
          Total equity securities                                 93                  116                     116
------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate*                                 3,272                                        3,272
Investment real estate*
  Investment properties                                          156                                          156
  Acquired in satisfaction of debt                                77                                           77
Policy loans                                                   2,156                                        2,156
Other long-term investments                                      176                                          176
Short-term investments                                           306                                          306
------------------------------------------------------------------------------------------------------------------
          Total investments                                 $ 51,197                                    $  54,006
------------------------------------------------------------------------------------------------------------------

* Net of applicable allowance for losses. See Schedule V of this Form 10-K.



                                                           1997 FORM 10-K     13

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF INCOME OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
  In millions                                                   1997                    1996                    1995
----------------------------------------------------------------------------------------------------------------------
Revenues
  Dividends - affiliated                                       $  827                  $ 464                  $    445
  Interest income - affiliated                                    138                    120                       130
  Net realized investment gains (losses)                           16                     21                        (1)
  Other income
     Affiliated                                                    57                     39                        36
     Other                                                          1                      2                         6
----------------------------------------------------------------------------------------------------------------------
       Total revenues                                           1,039                    646                       616
----------------------------------------------------------------------------------------------------------------------
Expenses
  Operating costs and expenses
     Affiliated                                                    20                     10                         7
     Other                                                        118                     69                        77
  Interest expense
     Affiliated*                                                  165                     84                        46
     Other                                                        140                    123                       156
  Other charges
     Merger-related costs                                         102                      -                         -
     Loss on sale of non-strategic assets                          13                     20                         -
----------------------------------------------------------------------------------------------------------------------
       Total expenses                                             558                    306                       286
----------------------------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in undistributed
  net income of subsidiaries                                      481                    340                       330
Income tax benefit                                                107                     34                        35
Equity in undistributed net income of subsidiaries (net of
  dividends paid to parent)                                       (46)                   279                       285
----------------------------------------------------------------------------------------------------------------------
       Net income                                              $  542                  $ 653                  $    650
----------------------------------------------------------------------------------------------------------------------

* Includes $141 million in 1997, $74 million in 1996, and $36 million in 1995 related to subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 12 of Notes to Financial Statements in American General's 1997 ARS.

14     AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

BALANCE SHEET OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

                      At December 31,
                        In millions                             1997           1996           1995
----------------------------------------------------------------------------------------------------
Assets
  Investments
     Subsidiaries, at equity                                  $ 10,251       $  8,181       $  8,018
     Other                                                           9              8             35
  Indebtedness from subsidiaries                                 1,585          1,555          1,473
  Cash                                                               -              -              1
  Other                                                            228             90            115
----------------------------------------------------------------------------------------------------
       Total assets                                           $ 12,073       $  9,834       $  9,642
----------------------------------------------------------------------------------------------------
Liabilities
  Short-term debt                                             $    575       $    153       $    240
  Long-term debt(a)
     Senior(b)                                                   1,351          1,182          1,180
     Subordinated, held by subsidiaries(c)                       2,021          1,505            993
  Indebtedness to subsidiaries                                     360             21             23
  Federal income taxes                                             (10)            39             28
  Other                                                            193             90             69
----------------------------------------------------------------------------------------------------
       Total liabilities                                         4,490          2,990          2,533
----------------------------------------------------------------------------------------------------
Shareholders' equity
  Convertible preferred stock                                       85             85              -
  Common stock                                                     326            572            532
  Net unrealized gains on securities(d)                          1,169            627          1,296
  Retained earnings                                              6,624          6,420          6,071
  Cost of treasury stock(e)                                       (621)          (860)          (790)
----------------------------------------------------------------------------------------------------
       Total shareholders' equity                                7,583          6,844          7,109
----------------------------------------------------------------------------------------------------
       Total liabilities and equity                           $ 12,073       $  9,834       $  9,642
----------------------------------------------------------------------------------------------------

(a) The five-year schedule of maturities of debt is as follows: 1998, $357 million; 1999, $103 million; 2000, $353 million; 2001, $3 million; and 2002,
    $35 million.

(b) The principal amount of American General senior notes held by subsidiaries was $10 million at December 31, 1997, 1996, and 1995.

(c) Includes $1,974 million in 1997, $1,458 million in 1996, and $943 million in 1995 of subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 12 of Notes to Financial Statements in American General's 1997 ARS.

(d) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 1997 ARS.

(e) Includes 699,614 shares at a cost of $8 million in 1997, 1996, and 1995 which are held by a subsidiary. The 1996 and 1995 amounts include 25,536,200 shares at a cost of $346 million and 25,456,146 shares at a cost of $339 million, respectively, which were held by a subsidiary and retired in 1997.

                                                           1997 FORM 10-K

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED) STATEMENT OF CASH FLOWS OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

For the Years Ended December 31,
In millions                                                     1997                1996                1995
--------------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                   $ 542               $   653             $   650
  Reconciling adjustments
     Equity in undistributed net income of subsidiaries (net
      of dividends paid to parent)                                46                  (279)               (285)
     Other, net                                                  (64)                   54                   4
--------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                 524                   428                 369
--------------------------------------------------------------------------------------------------------------
Investing activities
  Net increase in indebtedness from subsidiaries                 (30)                  (82)               (694)
  Capital contributions to subsidiaries                         (667)                 (311)               (368)
  Return of capital from subsidiaries                             10                    53                 113
  Acquisitions                                                  (283)                 (106)                  -
  Net decrease in other investments                               16                    48                  31
  Net increase (decrease) in indebtedness to subsidiaries        339                    (2)                (12)
  Other, net                                                      46                   (11)                 (4)
--------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                   (569)                 (411)               (934)
--------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in short-term debt                     421                   (90)               (405)
  Long-term debt issuances                                       515                   516               1,376
  Long-term debt redemptions                                    (133)                    -                (100)
  Common stock repurchases                                      (467)                 (191)                (40)
  Dividends on common and preferred stock                       (335)                 (304)               (285)
  Other, net                                                      44                    51                  20
--------------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities       45                   (18)                566
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                    -                    (1)                  1
Cash at beginning of year                                          -                     1                   -
--------------------------------------------------------------------------------------------------------------
       Cash at end of year                                     $   -               $     -             $     1
--------------------------------------------------------------------------------------------------------------

16     AMERICAN GENERAL CORPORATION

AMERICAN GENERAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

In millions

                                At December 31,                         For the Years Ended December 31,
                            -----------------------      ----------------------------------------------------------------
                                                                                                   Amorti-
                                                                                                    zation
                                                         Premiums                                     of
                            Deferred      Insurance        and                       Insurance     Deferred
                             Policy          and          Other          Net           and          Policy        Other
                            Acquisition    Annuity       Consider-     Investment    Annuity       Acquisition   Operating
         Division           Costs(a)(b)   Liabilities(c)  ations       Income(d)     Benefits      Costs(b)(e)   Expenses
-------------------------------------------------------------------------------------------------------------------------
1997
  Retirement Services       $   392       $ 21,995       $   113       $ 1,706       $ 1,286        $  42         $  133
  Life Insurance              2,995         25,283         3,065         2,099         2,949          494            978
  Consumer Finance               10            443           184            69            93            9             10
  Other(f)                        1            (62)            -           146             4            1            801
-------------------------------------------------------------------------------------------------------------------------
     Consolidated           $ 3,398       $ 47,659       $ 3,362       $ 4,020       $ 4,332        $ 546         $1,922
-------------------------------------------------------------------------------------------------------------------------
1996
  Retirement Services       $   558       $ 21,067       $    78       $ 1,652       $ 1,244        $  31         $  126
  Life Insurance              3,140         24,550         2,964         2,016         2,880(g)       490(g)         940
  Consumer Finance               11            463           202            66           103            9             11
  Other(f)                        -            (58)            -            39             4            1            975
-------------------------------------------------------------------------------------------------------------------------
     Consolidated           $ 3,709       $ 46,022       $ 3,244       $ 3,773       $ 4,231        $ 531         $2,052
-------------------------------------------------------------------------------------------------------------------------
1995
  Retirement Services       $   183       $ 20,147       $    50       $ 1,597       $ 1,204        $  17         $  129
  Life Insurance              2,652         23,139         2,701         1,872         2,761          386            783
  Consumer Finance               12            494           217            63           116            9             12
  Other(f)                        -            (62)            1            52             4            -          1,090
-------------------------------------------------------------------------------------------------------------------------
     Consolidated           $ 2,847       $ 43,718       $ 2,969       $ 3,584       $ 4,085        $ 412         $2,014
-------------------------------------------------------------------------------------------------------------------------

(a) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 1997 ARS.

(b) Includes cost of insurance purchased.

(c) Includes unearned premiums, other policy claims and benefits payable, and other policyholder funds, which are not significant relative to insurance and annuity liabilities.

(d) Represents earnings and related expenses on those investments considered necessary to support each division's business operations.

(e) Net of accretion of interest.

(f) Represents Consumer Finance non-insurance operations, Corporate operations, and interdivision eliminations.

(g) Insurance and annuity benefits and amortization of deferred policy acquisition costs include $13 million and $37 million, respectively, for write-down of USLIFE group business.

                                                           1997 FORM 10-K     17

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE IV - REINSURANCE

In millions

                                                                                                   Percentage
                                                                                                       of
                                                    Ceded to        Assumed                          Amount
                                      Gross           Other        from Other         Net           Assumed
Description                           Amount        Companies      Companies         Amount          to Net
-------------------------------------------------------------------------------------------------------------
1997
  Life insurance in force at year
     end                            $ 310,162       $ 45,124        $ 21,514       $ 286,552           7.5%
  Premiums and other
     considerations for the year
       Life insurance and
          annuities                 $   2,640       $    178        $     67       $   2,529           2.7%
       Accident and health
          insurance                       782            113              11             680           1.7
       Property-liability
          insurance                       120              8              41             153          26.7
-------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations         $   3,542       $    299        $    119       $   3,362           3.5%
-------------------------------------------------------------------------------------------------------------
1996
  Life insurance in force at year
     end                            $ 297,219       $ 42,155        $ 19,805       $ 274,869           7.2%
  Premiums and other
     considerations for the year
       Life insurance and
          annuities                 $   2,535       $    144        $     67       $   2,458           2.7%
       Accident and health
          insurance                       786            146              18             658           2.7
       Property-liability
          insurance                       106             18              40             128          31.0
-------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations         $   3,427       $    308        $    125       $   3,244           3.9%
-------------------------------------------------------------------------------------------------------------
1995
  Life insurance in force at year
     end                            $ 274,958       $ 30,760        $ 18,966       $ 263,164           7.2%
  Premiums and other
     considerations for the year
       Life insurance and
          annuities                 $   2,288       $    123        $     74       $   2,239           3.3%
       Accident and health
          insurance                       770            169              44             645           6.8
       Property-liability
          insurance                        49              1              37              85          43.6
-------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations         $   3,107       $    293        $    155       $   2,969           5.2%
-------------------------------------------------------------------------------------------------------------

       AMERICAN GENERAL CORPORATION

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

In millions

                                                                 Additions
                                              ------------------------------------------------
                                                  Charged to         Charged to
                                 Balance at     Provision for         Realized      Charged to               Balance at
                                 Beginning    Finance Receivable     Investment       Other       Deduc-       End of
Description                       of Year           Losses         (Gains)/Losses    Accounts    tions(a)       Year
-----------------------------------------------------------------------------------------------------------------------
1997
  Allowance for losses on:
     Finance receivables           $  395           $ 248              $   -          $   -        $ 270       $ 373
     Mortgage loans on real
       estate                          84               -                (20)             -           10          54
     Investment real estate            34               -                  8              -           24          18
     Other long-term investments        1               -                  -              -            1           -
  Valuation allowance on
     deferred
     tax asset                         46               -                  -             22(b)         -          68
-----------------------------------------------------------------------------------------------------------------------
       Total                       $  560           $ 248              $ (12)         $  22        $ 305       $ 513
-----------------------------------------------------------------------------------------------------------------------
1996
  Allowance for losses on:
     Finance receivables           $  492           $ 417              $   -          $   -        $ 514(c)    $ 395
     Mortgage loans on real
       estate                          96               -                  2              -           14          84
     Investment real estate            55               -                  3              -           24          34
     Other long-term investments       48               -                  -              1           48           1
  Valuation allowance on
     deferred tax asset                42               -                  -              4(b)         -          46
-----------------------------------------------------------------------------------------------------------------------
       Total                       $  733           $ 417              $   5          $   5        $ 600       $ 560
-----------------------------------------------------------------------------------------------------------------------
1995
  Allowance for losses on:
     Finance receivables           $  226           $ 574              $   -          $   -        $ 308       $ 492
     Mortgage loans on real
       estate                         101               -                 28              -           33          96
     Investment real estate           349               -                 21              -          315(d)       55
     Other long-term investments       65               -                  1              -           18          48
  Valuation allowance on
     deferred
     tax asset                        331               -                  -             26(b)       315          42
-----------------------------------------------------------------------------------------------------------------------
       Total                       $1,072           $ 574              $  50          $  26        $ 989       $ 733
-----------------------------------------------------------------------------------------------------------------------

(a) Resulting from write-offs of uncollectible receivables, mortgage loan payoffs, sales of real estate, and foreclosures of real estate.

(b) Relates to operating loss carryovers not expected to be utilized, charged to deferred tax expense.

(c) Includes $70 million reclassified to assets held for sale.

(d) Includes $243 million reclassified to reduce cost basis.

                                                           1997 FORM 10-K

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1998.

                                        AMERICAN GENERAL CORPORATION

                                        By: /s/  Pamela J. Penny
                                        ----------------------------------------

                                        Pamela J. Penny
                                        (Vice President and Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

Robert M. Devlin*
-----------------------------------------------------------------

Robert M. Devlin
(Chairman, Chief Executive Officer, and Director -
Principal Executive Officer)

/s/  Ellen H. Masterson
-----------------------------------------------------------------

Ellen H. Masterson
(Senior Vice President and Chief Financial Officer -
Principal Financial Officer)

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

W. Lipscomb Davis Jr.
(Director)

Larry D. Horner*
-----------------------------------------------------------------

Larry D. Horner
(Director)

Richard J.V. Johnson*
-----------------------------------------------------------------

Richard J.V. Johnson
(Director)

Michael E. Murphy*
-----------------------------------------------------------------

Michael E. Murphy
(Director)

Jon P. Newton*
-----------------------------------------------------------------

Jon P. Newton
(Director)

Michael J. Poulos*
-----------------------------------------------------------------

Michael J. Poulos
(Director)

Robert E. Smittcamp*
-----------------------------------------------------------------

Robert E. Smittcamp
(Director)

Anne M. Tatlock*
-----------------------------------------------------------------

Anne M. Tatlock
(Director)

*By: /s/  Mark S. Berg
-----------------------------------------------------------------

Mark S. Berg
(Attorney-in-fact)

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
                         Corporation (including Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock)
            3.2          Statement of Resolution Establishing Series of Shares of Series A  4(o)                    33-58317
                         Cumulative Convertible Preferred Stock
            3.3          Statement of Resolution Establishing Series of Shares of 7%        4(d)                   333-00513
                         Convertible Preferred Stock
            3.4          Resolutions Establishing American General's 6% Series A            4(k)                   333-00513
                         Convertible Junior Subordinated Debentures
            3.5          Amended and Restated Bylaws of American General Corporation        3                      Form 10-Q
                                                                                                               for Third Quarter
                                                                                                                      1997
            4.1          There have not been filed as exhibits to this Form 10-K certain    NA                         NA
                         long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
            4.2          Rights Agreement, dated as of July 27, 1989, between American      4                      Form 10-Q
                         General and Texas Commerce Bank, as Rights Agent (Rights                                  for Second
                         Agreement)                                                                               Quarter 1989
            4.3          First Amendment to Rights Agreement, dated as of October 26,       19                     Form 10-Q
                         1992, between American General and First Chicago Trust Company of                         for Third
                         New York, as Rights Agent                                                                Quarter 1992
            4.4          Junior Subordinated Indenture, dated as of May 15, 1995, between   4(g)                   333-00513
                         American General and The Chase Manhattan Bank (formerly Chemical
                         Bank), as Trustee, relating to American General's 6% Series A
                         Convertible Junior Subordinated Debentures
            4.5          Terms of the 6% Convertible Monthly Income Preferred Securities,   4(i)                   333-00513
                         Series A, of American General Delaware, L.L.C.
            4.6          Guarantee of American General with respect to the 6% Convertible   4(j)                   333-00513
                         Monthly Income Preferred Securities, Series A, of American
                         General Delaware, L.L.C.
           10.1          1984 Stock and Incentive Plan                                      10.5                   Form 10-K
                                                                                                                    for 1984
           10.2          1984 Stock and Incentive Plan (Amended and Restated Effective as   10.2                   Form 10-K
                         of February 8, 1994)                                                                       for 1993
           10.3          American General Corporation 1997 Stock and Incentive Plan         10.3                   Form 10-K
                                                                                                                    for 1996
           10.4          Restoration of Retirement Income Plan for Certain Employees        10.3                   Form 10-K
                         Participating in the Restated American General Retirement Plan                             for 1993
                         (Restoration of Retirement Income Plan)
           10.5          First Amendment to Restoration of Retirement Income Plan           10.4                   Form 10-K
                                                                                                                    for 1993
           10.6          Second Amendment to Restoration of Retirement Income Plan          10.5                   Form 10-K
                                                                                                                    for 1993
           10.7          Third Amendment to Restoration of Retirement Income Plan           10.7                   Form 10-K
                                                                                                                    for 1996
           10.8          American General Supplemental Thrift Plan                          10.6                   Form 10-K
                                                                                                                    for 1993
           10.9          First Amendment to American General Supplemental Thrift Plan       10.7                   Form 10-K
                                                                                                                    for 1993
           10.10         Second Amendment to American General Supplemental Thrift Plan      10.8                   Form 10-K
                                                                                                                    for 1993

                                                                                            Filed Herewith(*), Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                            ---------------------------------------
                                                                                                                 American General
        Exhibit                                                                                                Registration No. or
         Number                                                                                 Exhibit               Report
-----------------------------------------------------------------------------------------------------------------------------------
           10.11         Third Amendment to American General Supplemental Thrift Plan       10.9                   Form 10-K
                                                                                                                    for 1993
           10.12         Employment Agreement, dated as of February 1, 1998, between        10.12*                     NA
                         American General and Robert M. Devlin
           10.13         Employment Agreement, dated as of February 1, 1998, between        10.13*                     NA
                         American General and Jon P. Newton
           10.14         Employment Agreement, dated as of February 1, 1998, between        10.14*                     NA
                         American General and James S. D'Agostino Jr.
           10.15         Supplemental Executive Retirement Agreement, dated as of February  10.15*                     NA
                         1, 1998, between American General and Robert M. Devlin
           10.16         Supplemental Executive Retirement Agreement, dated as of February  10.16*                     NA
                         1, 1998, between American General and Jon P. Newton
           10.17         Supplemental Executive Retirement Agreement, dated as of February  10.17*                     NA
                         1, 1998, between American General and James S. D'Agostino Jr.
           10.18         American General Corporation Retirement Plan for Directors (as     10.18*                     NA
                         amended and restated)
           10.19         American General Corporation Performance-Based Plan for Executive  10.19                  Form 10-K
                         Officers, Amended and Restated Effective January 1, 1995                                   for 1994
           10.20         Letter Agreement dated September 11, 1997 between American         10.20*                     NA
                         General and Michael J. Poulos
           10.21         Supplemental Retirement Agreement between American General and     10.13              Form 10-Q for Third
                         Michael J. Poulos                                                                        Quarter 1990
           10.22         Western National Corporation (WNC) Supplemental Plan               10.37 to WNC               NA
                                                                                            annual report
                                                                                            on Form 10-K
                                                                                            for 1994
           10.23         Western National Corporation Supplemental Plan Trust Agreement     10.17 to WNC               NA
                                                                                            annual report
                                                                                            on Form 10-K
                                                                                            for 1995
           10.24         Western National Corporation 1993 Stock and Incentive Plan, as     10.18 to WNC               NA
                         amended                                                            annual report
                                                                                            on Form 10-K
                                                                                            for 1995
           11            Computation of Earnings per Share (included in Note 4 of Notes to  NA                         NA
                         Financial Statements in American General's 1997 ARS)
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of     12*                        NA
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 1997 Annual Report to Shareholders  13*                        NA
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General                                   21*                        NA

                                                                                            Filed Herewith(*), Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                            ---------------------------------------
                                                                                                                 American General
        Exhibit                                                                                                Registration No. or
         Number                                                                                 Exhibit               Report
-----------------------------------------------------------------------------------------------------------------------------------
           23            Consent of Ernst & Young LLP, Independent Auditors                 23*                        NA
           24            Powers of attorney for the directors signing this Form 10-K        24*                        NA
           27            Financial Data Schedule                                            27*                        NA

                        Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.