Form 10-Q
period 1998-03-31
AMERICAN GENERAL CORP /TX/
filed 1998-05-15
CIK 5103

AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1998

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

Yes   X  .     No      .

As of April 30, 1998, there were 253,680,098 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998




                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the three
                    months ended March 31, 1998 and 1997 .............  2

                  Consolidated Balance Sheet at March 31, 1998 and
                    December 31, 1997 ................................  3

                  Consolidated Statement of Shareholders' Equity for
                    the three months ended March 31, 1998 and 1997 ...  4

                  Consolidated Condensed Statement of Cash Flows for
                    the three months ended March 31, 1998 and 1997 ...  5

                  Notes to Consolidated Financial Statements .........  6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............. 10


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 22

         Item 6.  Exhibits and Reports on Form 8-K ................... 22

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998




                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                     (In millions, except per share data)

                                                        Three Months Ended
                                                            March 31,
                                                        1998          1997
Revenues
 Premiums and other considerations ................   $   878       $   801
 Net investment income ............................     1,226           971
 Finance charges ..................................       327           320
 Realized investment gains (losses) ...............         1            (6)
 Equity in earnings of Western National
  Corporation .....................................         -            13
 Other ............................................        47            43
     Total revenues ...............................     2,479         2,142

Benefits and expenses
 Insurance and annuity benefits ...................     1,224         1,040
 Operating costs and expenses .....................       382           347
 Commissions ......................................       249           210
 Change in deferred policy acquisition costs and
  cost of insurance purchased .....................       (34)          (25)
 Provision for finance receivable losses ..........        49            68
 Interest expense
  Corporate .......................................        50            36
  Consumer Finance ................................       122           113
 Other charges - Year 2000 costs ..................         9             2
     Total benefits and expenses ..................     2,051         1,791

Earnings
 Income before income tax expense, minority
  interest, and dividends on preferred securities .       428           351
 Income tax expense ...............................       151           124
 Income before minority interest and dividends on
  preferred securities ............................       277           227
 Minority interest in net income of Western
  National Corporation ............................        11             -
 Net dividends on preferred securities of
  subsidiaries ....................................        22            17
     Net income ...................................   $   244       $   210

 Net income per share
  Basic ...........................................   $   .98       $   .87
  Diluted .........................................   $   .96       $   .85

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998




Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                       (In millions, except share data)

                                                   March 31,   December 31,
                                                     1998          1997
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $55,704; $44,961) ...........................   $58,690      $47,747
  Mortgage loans on real estate .................     3,504        3,272
  Equity securities (cost: $100; $93) ...........       124          116
  Policy loans ..................................     2,228        2,156
  Investment real estate ........................       232          233
  Other long-term investments ...................       221          176
  Short-term investments ........................       904          306
      Total investments .........................    65,903       54,006
 Assets held in Separate Accounts ...............    13,510       11,482
 Finance receivables, net .......................     7,695        7,639
 Deferred policy acquisition costs ..............     3,135        2,718
 Cost of insurance purchased ....................       913          680
 Goodwill .......................................     1,514          677
 Other assets ...................................     3,381        2,835
 Investment in Western National Corporation .....         -          583
      Total assets ..............................   $96,051      $80,620

Liabilities
 Insurance and annuity liabilities ..............   $58,208      $47,659
 Liabilities related to Separate Accounts .......    13,510       11,482
 Debt (short-term)
  Corporate ($1,291; $575) ......................     2,427        1,916
  Consumer Finance ($3,296; $3,255) .............     7,365        7,266
 Income tax liabilities .........................     1,623        1,380
 Other liabilities ..............................     2,717        1,608
      Total liabilities .........................    85,850       71,311

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................     1,480        1,479
    Convertible .................................       247          247
      Total redeemable equity ...................     1,727        1,726

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 2,317,701) ...................        85           85
 Common stock (shares issued: 269,298,493;
  259,135,053; outstanding: 253,621,032;

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

  243,206,215) ..................................       928          326
 Cost of treasury stock .........................      (622)        (621)
 Retained earnings ..............................     6,776        6,624
 Accumulated other comprehensive income .........     1,307        1,169
      Total shareholders' equity ................     8,474        7,583
      Total liabilities and equity ..............   $96,051      $80,620





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Statement of Shareholders' Equity
                                  (Unaudited)
                     (In millions, except per share data)

                                               Three Months Ended
                                                    March 31,
                                            1998                1997
                                                Compre-             Compre-
                                                hensive             hensive
                                      Total     Income     Total    Income
Convertible preferred stock
 Balance at beginning and end of
  period ...........................  $   85               $   85

Common stock
 Balance at beginning of period ....     326                  572
 Issuance of shares for Western
  National Corporation acquisition..     580                    -
 Valuation of stock options issued
  for acquisition ..................      37                    -
 Issuance of treasury shares .......     (15)                   2

 Balance at end of period ..........     928                  574

Cost of treasury stock
 Balance at beginning of period ....    (621)                (860)
 Share repurchases .................     (31)                (127)
 Issuance under employee benefit
  plans and other ..................      30                   12

 Balance at end of period ..........    (622)                (975)

Retained earnings
 Balance at beginning of period ....   6,624                6,420
 Net income ........................     244    $  244        210    $  210
 Cash dividends (per share)
  Preferred stock ($.64; $.64) .....      (1)                  (1)
  Common stock ($.38; $.35) ........     (91)                 (79)
 Other .............................       -                    1

 Balance at end of period ..........   6,776                6,551

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

Accumulated other comprehensive
 income
  Balance at beginning of period....   1,169                  627
  Change in net unrealized gains
   (losses) on securities, net of
   reclassification adjustment .....     137       137       (503)     (503)
  Other ............................       1         1          -         -

  Balance at end of period .........   1,307       138        124      (503)

   Comprehensive income (loss) .....            $  382               $ (293)

   Total shareholders' equity ......  $8,474               $6,359






Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                       Three Months Ended
                                                           March 31,
                                                        1998        1997

Operating activities
       Net cash provided by operating activities ...  $   637     $   749

Investing activities
 Investment purchases ..............................   (2,342)     (3,887)
 Investment dispositions and repayments ............    1,748       3,289
 Finance receivable originations and purchases .....   (1,274)     (1,017)
 Finance receivable principal payments received ....    1,147       1,082
 Net (increase) decrease in short-term investments .       35        (248)
 Acquisition of Western National Corporation .......     (590)          -
 Other, net ........................................      (30)          5
       Net cash used for investing activities ......   (1,306)       (776)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................      931         814
   Policyholder account withdrawals ................     (920)       (781)
      Net policyholder account deposits ............       11          33
   Short-term collateralized financings ............      315           -
       Total Retirement Services and Life Insurance.      326          33
Consumer Finance
   Net increase (decrease) in short-term debt ......       41         (94)
   Long-term debt issuances ........................      536           2
   Long-term debt redemptions ......................     (479)       (208)
        Total Consumer Finance .....................       98        (300)

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

 Corporate
   Net increase in short-term debt .................      620          56
   Long-term debt redemptions ......................     (354)          -
   Dividends on common and preferred stock .........      (92)        (80)
   Common stock repurchases ........................      (31)       (128)
   Issuance of preferred securities of subsidiaries.        -         498
   Other, net ......................................       68         (21)
        Total Corporate ............................      211         325
         Net cash provided by
          financing activities .....................      635          58

Net increase (decrease) in cash ....................      (34)         31
Cash at beginning of period ........................      263         176
Cash at end of period ..............................  $   229     $   207

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for
   Income taxes ....................................  $   (98)    $   (13)
   Interest
    Corporate ......................................       59          23
    Consumer Finance ...............................      139         130
   Dividends on preferred securities of
    subsidiaries ...................................       14          14





Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                March 31, 1998

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation and its subsidiaries (American General or the company) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at March 31, 1998, and the consolidated results of operations, shareholders' equity, and cash flows for the three months ended March 31, 1998 and 1997.

2. New Accounting Standard. During first quarter 1998, the company adopted Statement of Financial Accounting Standards 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. American General elected to report comprehensive income and its components in the consolidated statement of shareholders' equity, which is included herein. Application of this statement did not change recognition or measurement of net income and, therefore, did not impact the company's consolidated results of operations or financial position.

3.   Acquisition  of  Western National.   On  February  25, 1998,  the company

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

     acquired the remaining 54% equity interest of Western National Corporation (Western National) for $1.2 billion. The purchase price consisted of $580 million cash and 10.2 million shares of American General common stock. In addition, the company issued options to acquire
     1.4 million shares of American General common stock to replace outstanding options to acquire Western National common stock. The fair value of these options, excluding options surrendered for $10 million cash pursuant to a pre-existing employment agreement, was $37 million.

     Western National's results of operations and cash flows have been consolidated in the company's financial statements effective January 1, 1998. Earnings attributable to minority interests through February 25, 1998 have been reflected as a charge against consolidated income.

     The acquisition was accounted for using the purchase method, and the purchase price has been allocated to Western National's specific assets and liabilities based on management's best estimate of their fair values at the date of acquisition. Evaluation of fair values assigned to Western National's assets and liabilities (primarily related to insurance and annuity liabilities) is continuing, and allocation of the purchase price may be adjusted when additional information is available. The difference between the aggregate purchase price and the net assets acquired is attributed to goodwill that will be amortized on a straight-line basis over 40 years.





Item 1.  Financial Statements (continued).

     Non-cash activities related to the acquisition that are not reflected in the consolidated condensed statement of cash flows for the three months ended March 31, 1998 were as follows:

     (In millions)

     Fair value of assets acquired                    $ 7,224
     Liabilities assumed                               (6,017)
     Issuance of common stock                            (580)
     Fair value of stock options issued                   (37)
       Net cash paid                                  $   590

     Western National is the parent of Western National Life Insurance Company, which changed its name to American General Annuity Insurance Company (American General Annuity) effective May 1, 1998.

4. Calculation of Earnings Per Share. The calculation of basic and diluted earnings per share follows:

                                                  Three Months Ended
                                                       March 31,
     (In millions, except share data)             1998            1997

     Net income                                      $244            $210

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

     Net dividends on convertible
      preferred stock                                  (1)             (1)
     Earnings available to common
      shareholders (a)                                243             209
     Net dividends on dilutive securities
       Convertible preferred securities
        of subsidiary                                   3               3
       Convertible preferred stock                      1               1
     Earnings available to common
      shareholders assuming dilution (b)             $247            $213

     Average shares outstanding (a)           247,263,168     239,627,435
     Dilutive securities
       Convertible preferred securities
        of subsidiary                           6,144,016       6,144,016
       Convertible preferred stock              2,317,701       2,396,023
       Stock options                            1,558,167       1,277,704
     Average shares outstanding
      assuming dilution (b)                   257,283,052     249,445,178

     Net income per share
       Basic                                         $.98            $.87
       Diluted                                        .96             .85

     (a) Used to compute basic earnings per share.
     (b) Used to compute diluted earnings per share.




Item 1.  Financial Statements (continued).

5. Investing Activities. Cash flows related to investing activities were as follows:

                                                        Dispositions and
                                    Purchases              Repayments
                                Three Months Ended     Three Months Ended
     (In millions)                  March 31,              March 31,
                                 1998        1997       1998        1997
     Fixed maturity securities  $2,279      $3,738     $1,584      $3,096
     Mortgage loans                 38         103        131         133
     Equity securities               1           -          6          19
     Other                          24          46         27          41
       Total                    $2,342      $3,887     $1,748      $3,289

6. Derivative Financial Instruments. In March 1998, the company purchased options to enter into interest rate swap agreements (swaptions) to limit its exposure to reduced spreads between investment yields and interest crediting rates should interest rates decline significantly over prolonged periods. These swaptions, with a total notional amount of $725 million and strike rates ranging from 4.00% to 5.00%, expire during 1998 and 1999.

     American General Annuity had  interest rate swap agreements with  a total

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

     notional amount of $120 million outstanding at the acquisition date. These interest rate swap agreements, which require the receipt of fixed rates and the payment of floating rates, were entered into by American General Annuity to convert specific investment securities from a floating rate to a fixed rate basis.

     Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the three months ended March 31, 1998 or 1997.

7. Dollar Rolls. American General has entered into dollar roll agreements as part of its strategy to increase investment yields. Dollar rolls are agreements to sell mortgage-backed securities (MBSs) and repurchase substantially the same securities at a specified price and date in the future. The dollar rolls are accounted for as short-term collateralized financings and are included in other liabilities. American General Annuity had outstanding dollar rolls of $520 million at the acquisition date. At March 31, 1998, the company had outstanding dollar roll agreements of $845 million, which were collateralized by MBSs with approximately the equivalent fair value. The average amount outstanding and the weighted average interest rate on dollar rolls for the three months ended March 31, 1998 were $657 million and 5.02%, respectively.









Item 1.  Financial Statements (continued).

8.   Legal Contingencies.

     Market Conduct. In recent years, various life insurance companies have been named as defendants in class action lawsuits relating to life insurance pricing and sales practices, and a number of these lawsuits have resulted in substantial settlements. Certain of American General's subsidiaries are defendants in such purported class action lawsuits filed since 1996, asserting claims related to pricing and sales practices. These claims are being defended vigorously by the subsidiaries. Given the uncertain nature of litigation and the early stages of this litigation, the outcome of these actions cannot be predicted at this time. American General nevertheless believes that the ultimate outcome of all such pending litigation should not have a material adverse effect on American General's consolidated financial position. It is possible that settlements or adverse determinations in one or more of these actions or other future proceedings could have a material adverse effect on American General's consolidated results of operations for a given period. No provision for any adverse determinations in this pending litigation has been made in the consolidated financial statements because the amount of the loss, if any, from these actions cannot be reasonably estimated at this time.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

     Other. In addition to those lawsuits or proceedings disclosed herein, the company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to create the potential for an unpredictable judgment in any given suit.

9. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the company's returns through 1988 and has raised certain issues related to 1987 and 1988, which the company is currently contesting. The IRS is currently examining the company's tax returns for 1989 through 1996. Although the final outcome of any issue raised in examination is uncertain, the company believes that the ultimate liability, including interest, will not materially exceed amounts recorded in the consolidated financial statements.







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


                                   OVERVIEW

American General reported financial highlights as follows:

                                                Three Months Ended
          (In millions,                              March 31,
          except share data)                    1998          1997

          Net income                          $   244       $   210
          Net income per share (diluted)          .96           .85
          Revenues and deposits                 4,409         3,403
          Assets                               96,051        74,443

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

          Shareholders' equity                  8,474         6,359

As discussed below, the acquisitions of Home Beneficial Life on April 16, 1997 and American General Annuity on February 25, 1998 affected the comparability of the company's quarter-to-quarter financial results.


                              BUSINESS DIVISIONS

To facilitate meaningful period-to-period comparisons, earnings of each business division include earnings from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude non-recurring items and net realized investment gains. Division earnings were as follows:

                                              Three Months Ended
                                                   March 31,
          (In millions)                        1998        1997

          Retirement Services                 $  112      $   63
          Life Insurance                         158         138
          Consumer Finance                        45          39
           Division earnings                  $  315      $  240










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Services

Retirement Services division results were as follows:

                                               Three Months Ended
                                                   March 31,
          (In millions)                          1998       1997

          Earnings                             $   112    $    63
          Assets
           Investments                          35,343     21,956
           Separate Accounts                    12,466      7,435
          Sales
           Tax-qualified                           391        421
           Non-qualified                           579         27
          Deposits
           Fixed
            Tax-qualified                          372        425
            Non-qualified                          549          -

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

           Variable (mainly tax-qualified)         551        421
          Operating expenses                        57         36

Earnings. Division earnings increased 77% for the three months ended March 31, 1998 compared to the same period in 1997. American General Annuity's operations, which were included in the division's results effective January 1, 1998, increased division earnings by $28 million. Earnings attributable to minority interests through February 25, 1998 are reported in corporate operations. Asset growth, higher investment income from prepayment of investments, and management of fixed investment spread also contributed to the division's profitability. Asset growth, excluding American General Annuity's $13.2 billion of assets at the acquisition date and the fair value adjustment related to the division's securities, was 20% from March 31, 1997 to March 31, 1998, and 7% from December 31, 1997. This growth was attributable to an increase in variable deposits in each of the division's primary markets, as well as stock market appreciation on assets held in Separate Accounts.

Sales and Deposits. American General Annuity, which primarily markets non-qualified fixed annuities through financial institutions, contributed $557 million to sales and total deposits in the first three months of 1998. Excluding American General Annuity, sales in first quarter 1998 were 8% lower than in the same period in 1997, because 1997 had record high levels of capital transfers. Excluding American General Annuity, total deposits increased 8% and variable account deposits increased 29% for the three months ended March 31, 1998 compared to the same period in 1997 as a result of customers' preference for equity-based instruments. The division's Separate Account assets, which relate to variable account options, increased $5.0 billion from March 31, 1997 to March 31, 1998 and $1.9 billion from December 31, 1997, reflecting deposit growth and stock market appreciation.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed  Investment Spread.   Investment  results and  crediting rates  on fixed
accounts were as follows:

                                                Three Months Ended
                                                    March 31,
          (In millions)                          1998        1997

          Net investment income                 $ 646       $ 420
          Investment yield                       7.98%       7.93%
          Average crediting rate                 5.94        6.18
          Fixed investment spread                2.04        1.75

Net investment income increased 54% in 1998 as a result of the acquisition of American General Annuity, growth in invested assets, and an increase in investment yield. Investment yield for the three months ended March 31, 1998 increased 5 basis points compared to the same period in 1997 due to changes in investment strategy and higher premium income on investments called or tendered before their maturity dates. This increase was partially offset by

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

lower market rates on new investment purchases. In response to the effect of declining market rates on investment yield, the company adjusted the rates credited to policyholders. As a result, the investment spread on fixed accounts increased 29 basis points in first quarter 1998 compared to the same period in 1997.

Separate Account Fees. Separate Account fees include mortality, administrative, and investment advisory fees. These fees increased $13 million, or 55%, for the first three months of 1998 compared to the same period in 1997, due to growth in Separate Account assets.

Surrenders. Policyholder surrenders are influenced by both competition and market performance. The division's rate of policyholder surrenders for tax-qualified accounts was 5.45% of average reserves for the first three months of 1998 compared to 5.28% for the same period in 1997. The division's rate of policyholder surrenders for non-qualified accounts, which relate primarily to American General Annuity's block of business, was 10.10% of average reserves for the first three months of 1998.

Operating Expenses. Operating expenses increased $21 million for the three months ended March 31, 1998 compared to the same period of 1997 due to the addition of American General Annuity's operating expenses and variable expenses to support the division's growth in deposits. The ratio of operating expenses to average assets improved to .43% for the first three months of 1998 from .48% for the same period of 1997, reflecting growth in assets in excess of growth in operating expenses and American General Annuity's lower overall expense ratio.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life Insurance

Life Insurance division results were as follows:

                                               Three Months Ended
                                                   March 31,
          (In millions)                          1998       1997

          Earnings                             $   158    $   138
          Assets                                35,212     32,454
          Insurance and annuity liabilities     25,328     24,625
          Premiums and other considerations        776        730
          Net investment income                    548        510
          Insurance and annuity benefits           731        704
          Operating expenses                       187        178

Earnings.    Division  earnings for  the  three months  ended  March  31, 1998

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

increased 14% compared to the same  period in 1997. This increase was  due to:
1) the acquisition of Home Beneficial Life in April 1997, 2) higher investment income from prepayment of investments, and 3) cost savings from the consolidation of operations in connection with recent acquisitions and the realignment of the division, partially offset by startup costs for new product development and new systems designed to support the division's growth and efficiency objectives.

Premiums and Deposits.   Sales and deposits  of individual life insurance  and
annuities were as follows:

                                               Three Months Ended
                                                   March 31,
          (In millions)                         1998        1997

          Individual life insurance
           Sales                               $  177      $  116
           Deposits                               340         281
          Annuities
           Sales                                  109          96
           Deposits                               135         134

Premiums and other considerations increased 6% for the first three months of 1998 compared to the same period of 1997 primarily due to new sales and the acquisition of Home Beneficial Life. Individual life insurance sales and deposits for first quarter 1998 exceeded comparable 1997 amounts by 53% and 21%, respectively, primarily due to the division's recent entry into the corporate executive benefits market and the addition of Home Beneficial Life.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Annuity sales increased 13% in 1998 due to recently introduced variable annuity products, partially offset by lower structured settlement sales due to an unfavorable interest-rate environment. Other fixed annuity sales also declined due to customers' preference for equity-based products. Annuity deposits remained essentially flat as a result of the decline in the fixed annuity business, which offset the growth in variable annuities.

Investment Spread. Investment results and interest crediting rates were as follows:

                                               Three Months Ended
                                                    March 31,
                                                 1998       1997

          Investment yield                       8.34%      8.10%
          Average crediting rate                 6.08       6.11

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

          Investment spread                      2.26       1.99

Net investment income increased 8% for the first three months of 1998 compared to the same period of 1997 due to the Home Beneficial Life acquisition, growth in invested assets, and an increase in premiums on investments called or tendered before their maturity dates. Although market rates were lower on new investment purchases, investment yield and spread increased due to the higher premiums on calls and tenders and lower investment expenses. The spread between investment yield and the average rate credited to policyholders is within product pricing assumptions.

Mortality and Persistency. Death claims and premium termination rates were as follows:

                                               Three Months Ended
                                                    March 31,
                                                 1998       1997

          Death claims (in millions)           $  251     $  231
          Death claims per $1,000
           in force                            $ 3.64     $ 3.47
          Premium termination rate              12.68%     13.12%

Death claims, included in insurance and annuity benefits, increased 9% in first quarter 1998 compared to the same period of 1997 due to the inclusion of Home Beneficial and less favorable mortality experience in 1998. The lower premium termination rate for the three months ended March 31, 1998 compared to the same period in 1997 reflected lower terminations in the health and fire lines of business. Overall, mortality and persistency experience was within pricing assumptions.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Operating Expenses. Operating expenses increased $9 million for the first three months of 1998 compared to the same period in 1997. During first quarter 1998, the division achieved cost savings from the ongoing consolidation and integration of acquired companies which were reinvested in the development of new variable life and annuity products and the systems to support those products. In addition, first quarter 1998 included Home Beneficial's operating expenses which were not included in first quarter 1997. The ratio of operating expenses to direct premiums and deposits was 16.60% for the first three months of 1998 compared to 17.19% in the same period of 1997. The lower ratio reflected the higher life insurance deposits in first quarter 1998.

Consumer Finance

Consumer Finance division results were as follows:

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

                                                Three Months Ended
                                                     March 31,
          (In millions)                           1998      1997

          Earnings                              $    45   $    39
          Average finance receivables             8,002     7,550
          Yield on finance receivables            16.48%    17.09%
          Borrowing cost                           6.71      6.71
          Interest spread                          9.77     10.38
          Operating expenses                    $   119   $   112

Earnings.   Division  earnings  for  the three  months  ended March  31,  1998 increased 15% compared to the same period of 1997, primarily due to improved credit quality and an increase in average finance receivables.

Finance Receivables. Average finance receivables in the first quarter of 1998 increased $452 million compared to first quarter 1997. Finance receivables at March 31, 1998 increased $609 million from March 31, 1997 and $51 million from December 31, 1997. These increases were primarily due to the growth of real estate secured loans, which reflect the company's program to improve credit quality by increasing the proportion of real estate secured loans. The increase from March 31, 1997 was also attributable to growth in retail sales contracts resulting from the introduction of new marketing programs, partially offset by the sale of certain under-performing private label receivables in second quarter 1997.












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Credit Quality.

The allowance for finance receivable losses and delinquencies at March 31, 1998, December 31, 1997, and March 31, 1997, and charge offs for the three months then ended, were as follows:

                                    March 31,   December 31,   March 31,
     ($ in millions)                  1998          1997         1997

     Allowance for finance
      receivable losses               $ 368        $ 373        $ 390
       % of finance receivables        4.56%        4.65%        5.23%

     Delinquencies                    $ 303        $ 310        $ 304
       % of finance receivables        3.49%        3.60%        3.76%

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

     Charge offs                      $  54        $  68        $  73
       % of average finance
        receivables                    2.70%        3.64%        3.83%

The decreases in the allowance, delinquency, and charge off ratios reflected the positive impact of the company's credit quality improvement program, including the increased proportion of real estate secured loans and higher underwriting standards. The decreases in the allowance and delinquency ratios from March 31, 1997 were also due to the sale of certain private label receivables in second quarter 1997.

Interest Spread. The interest spread between yield and borrowing cost decreased 61 basis points for the three months ended March 31, 1998 compared to the same period in 1997 due to declining yields. The 1998 decline reflected the increased proportion of real estate secured loans, which generally have a higher level of credit quality and lower yields.

Operating Expenses. Operating expenses as a percentage of average finance receivables decreased to 5.87% for the first three months of 1998 from 5.96% for the same period of 1997 due to the increase in average finance receivables, which more than offset the increase in operating expenses.


                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and policy loans.










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fair Value of Securities. A decrease in interest rates and resulting increases in bond values in first quarter 1998 caused a $142 million increase in the fair value adjustment to fixed maturity securities and a related $136 million positive adjustment to shareholders' equity from December 31, 1997. The components of the adjustment to report fixed maturity and equity securities at fair value at March 31, 1998 and December 31, 1997, and the 1998 change, were as follows:

                                    March 31,   December 31,
(In millions)                         1998          1997        Change

Fair value adjustment to fixed
 maturity securities                  $2,986      $ 2,844      $   142
Decrease in deferred policy
 acquisition costs and cost of

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

 insurance purchased                    (990)      (1,062)          72
Increase in deferred income taxes       (706)        (628)         (78)
Net unrealized gains
 Fixed maturity securities             1,290        1,154          136
 Equity securities                        16           15            1
   Net unrealized gains on
     securities                       $1,306      $ 1,169      $   137

Fixed Maturity Securities. At March 31, 1998, fixed maturity securities included $43.7 billion of corporate bonds, $12.7 billion of mortgage-backed securities, and $2.1 billion of bonds issued by governmental agencies. The average credit rating of the fixed maturity securities was A+ at March 31, 1998 and December 31, 1997. Average credit ratings by category at March 31, 1998 were as follows:

                                   March 31,                Average Credit
(In millions)                        1998           %           Rating

Investment grade                    $43,122         73%          A
Mortgage-backed                      12,725         22           AAA
Below investment grade                2,843          5           BB-
 Total fixed maturity
  securities                        $58,690        100%          A+

Below Investment Grade. Below investment grade securities have credit ratings below BBB-. Below investment grade securities were 4% of invested assets at March 31, 1998 and December 31, 1997. The company invests in below investment grade securities to enhance the overall yield of the portfolio. Investment income from below investment grade securities was $58 million for the three months ended March 31, 1998 and $35 million for the same period in 1997. Realized investment gains (losses) were immaterial.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-Performing. Bonds are deemed to be non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest. Non-performing bonds were less than 0.1% of total fixed maturity securities at March 31, 1998 and December 31, 1997.

Mortgage Loans. Mortgage loans on real estate, consisting primarily of loans on office and retail properties, represented 5% of invested assets at March 31, 1998 and 6% at December 31, 1997. Mortgage loan statistics at March 31, 1998 and December 31, 1997 were as follows:

                                             March 31,   December 31,
     (In millions)                             1998          1997

     Mortgage loans                           $ 3,553      $ 3,326

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

     Allowance for losses                         (49)         (54)
       Mortgage loans, net                    $ 3,504      $ 3,272

     Allowance for losses                        1.4%         1.6%
     Delinquent loans (60+ days)             $    33       $    20
       % of mortgage loans                        .9%           .6%
     Restructured loans                      $    99       $   115
       % of mortgage loans                       2.8%          3.5%
     Yield on restructured loans                 7.8%          8.6%

Watch List. At March 31, 1998, $89 million of mortgage loans were on the company's watch list, compared to $128 million at December 31, 1997. The decrease was due to loans that were no longer undercollateralized or were reinstated, refinanced, or repaid. While the watch list loans may be predictive of higher non-performing loans in the future, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.


                               CAPITAL RESOURCES

Corporate Capital. American General's target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. At March 31, 1998, corporate capital totaling $11.3 billion, excluding the fair value adjustment on securities, consisted of $2.4 billion corporate debt (21%), $1.7 billion redeemable equity (16%), and $7.2 billion shareholders' equity (63%).

On February 25, 1998, American General issued 10.2 million shares of common stock and paid $580 million cash to complete the $1.2 billion acquisition of Western National. The cash portion of the purchase price was financed through short-term borrowings. Additionally, the company issued options to acquire
1.4 million shares  of American General common stock  with an average exercise






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

price of $24.75 to replace outstanding options to acquire Western National common stock. The fair value of these options, excluding options surrendered for $10 million cash pursuant to a pre-existing employment agreement, was $37 million. In connection with the acquisition, the company assumed Western National's long-term debt of $148 million.

Subsequent to the acquisition date, several of American General Annuity's ratings were raised. American General Annuity's claims-paying ability ratings at April 30, 1998 were as follows:

                Standard     Duff &                  A.M.
                & Poor's     Phelps     Moody's      Best

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

                  AA-         AAA         Aa3         A+

Consumer Finance. The Consumer Finance division's capital varies directly with the amount of total finance receivables. The capital mix of consumer finance debt and equity is based primarily upon maintaining leverage at a level that supports cost-effective funding.

Consumer finance capital of $8.6 billion at March 31, 1998 included $7.4 billion of consumer finance debt, which was not guaranteed by the parent company, and $1.2 billion of equity. The Consumer Finance division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is 7.5 to 1. The ratio equaled the target at March 31, 1998 and December 31, 1997.


                                   LIQUIDITY

The company's overall liquidity is based on cash flows from the business divisions and its ability to borrow in both the long-term and short-term markets at competitive rates. At March 31, 1998, the company had committed and unused credit facilities of $4.8 billion. The company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Parent Company.   The parent  company received  $451 million of  net dividends from subsidiaries during the three months ended March 31, 1998. No dividends were paid to the parent company in first quarter 1997 because the company was
re-evaluating the capital requirements  for its business segments.   While the
subsidiaries are restricted in the amount of dividends they may pay to the parent company, these restrictions are not expected to affect American General's ability to meet its cash obligations. American General repurchased
 .5 million shares of its common stock at a cost of $31 million during first quarter 1998.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Services and Life Insurance. Principal sources of cash for the Retirement Services and Life Insurance divisions were as follows:

                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1998        1997

Operating activities                                $561        $645
Fixed policyholder account deposits,
 net of withdrawals                                   11          33
Variable account deposits, net of
 withdrawals                                         593         469

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

Short-term collateralized financings                 315           -

Operating cash flows for the Retirement Services and Life Insurance divisions decreased $84 million in the first three months of 1998 compared to the same period of 1997, primarily due to tax recoveries received in 1997. The decrease in net fixed policyholder account deposits and increase in net variable account deposits in the first quarter of 1998 was a result of policyholders seeking higher returns in equity-based investments, including the company's Separate Accounts. The decrease in net fixed policyholder account deposits was partially offset by the acquisition of American General Annuity, which primarily markets fixed annuities. Because the investment risk on variable accounts lies solely with the policyholder, deposits and withdrawals related to Separate Accounts are not included in the company's consolidated condensed statement of cash flows.

The major uses of cash were the net purchase of investments necessary to support increases in insurance and annuity liabilities, and net dividends paid to the parent. The subsidiaries in these divisions paid net dividends of $412 million in the first three months of 1998.

Consumer Finance. Principal sources of cash for the Consumer Finance division were as follows:

                                                  Three Months Ended
                                                      March 31,
(In millions)                                      1998        1997

Operating activities                               $ 140       $ 169
Increase (decrease) in borrowings                     98        (300)

Cash provided by operating activities decreased in the first three months of 1998 since first quarter 1997 included operations related to the non-strategic assets sold in second quarter 1997. Cash provided by borrowings increased in the three months ended March 31, 1998 compared to the same period in 1997 due to growth in receivables.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The major uses of cash were to fund finance receivables and net dividends paid to the parent company. Net cash used to fund finance receivables was $127 million for the three months ended March 31, 1998, up from $65 million for the same period in 1997. Net dividends paid to the parent company totaled $32 million in the first three months of 1998.


                                   YEAR 2000

The company is  in the process  of modifying its  computer systems to  be Year
2000 compliant.   During the first three months of  1998, the company incurred

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

and expensed $9  million (pretax) related to this project.   Through March 31,
1998, the company has incurred and expensed $24 million (pretax) related to Year 2000 compliance.

The company expects to substantially complete this project during 1998. However, risks and uncertainties exist in most significant systems development projects. If conversion of the company's systems is not completed on a timely basis, due to non-performance by third-party vendors or other unforeseen circumstances, the Year 2000 issue could have a material adverse impact on the operations of the company.


                          FORWARD-LOOKING STATEMENTS

The statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates;
(2) customer responsiveness  to both new  products and distribution  channels;
(3) competitive, regulatory, or tax changes that affect the cost of or demand for the company's products; (4) adverse litigation results; (5) resolution of market conduct issues; (6) the company's ability to render its computer systems Year 2000 compliant; and (7) the company's failure to achieve anticipated levels of earnings or operational efficiencies related to recently acquired companies, as well as other cost-saving initiatives. Investors are also directed to other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.







                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Note 8 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 4      Articles of Amendment to the Restated Articles of

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

                    Incorporation of American General (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-52103 filed by American General)

     Exhibit 10.1   Form of Change in Control Severance Agreement

     Exhibit 10.2 American General Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-52103 filed by
                    American General)

     Exhibit 10.3 First Amendment to Employment Agreement, dated as of February 1, 1998, between American General and Robert M. Devlin

     Exhibit 10.4 First Amendment to Employment Agreement, dated as of February 1, 1998, between American General and Jon P. Newton

     Exhibit 10.5 First Amendment to Employment Agreement, dated as of February 1, 1998, between American General and James S. D'Agostino Jr.

     Exhibit 10.6 First Amendment to Supplemental Executive Retire-ment Agreement, dated as of February 1, 1998, between American General and Robert M. Devlin

     Exhibit 10.7 First Amendment to Supplemental Executive Retire-ment Agreement, dated as of February 1, 1998, between American General and Jon P. Newton

     Exhibit 10.8 First Amendment to Supplemental Executive Retire-ment Agreement, dated as of February 1, 1998, between American General and James S. D'Agostino Jr.

     Exhibit 10.9 Forms of Split-Dollar Agreement and Assignment of Life Insurance Policy as Collateral Agreement






Item 6.  Exhibits and Reports on Form 8-K (continued).

     Exhibit 11 Computation of Earnings per Share (included in Note 4 of Notes to Financial Statements)

     Exhibit 12     Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends

     Exhibit 27     Financial Data Schedule

b.   Reports on Form 8-K.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998

     The following reports on Form 8-K were filed after December 31, 1997:

     (1) Current Report on Form 8-K dated January 26, 1998, with respect to certain executive compensation information for the year ended December 31, 1997.

     (2)  Current Report on Form 8-K dated  January 27, 1998, with respect  to
          issuance  of  an  earnings  release  announcing  certain   unaudited
          financial results for the year ended December 31, 1997.

     (3) Current Report on Form 8-K dated February 19, 1998, with respect to issuance of a press release announcing the closing date and exchange ratio in connection with the acquisition of Western National.

     (4)  Current Report on Form 8-K dated February 25,  1998, with respect to
          adoption  of  Statement  of   Financial  Accounting  Standards  128,
          "Earnings per Share," effective December 31, 1997.









                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 1998.

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended March 31, 1998




                                 EXHIBIT INDEX

   Exhibit

      4 Articles of Amendment to the Restated Articles of Incorporation of American General (incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-52103 filed by American General)

     10.1           Form of Change in Control Severance Agreement

     10.2 American General Corporation Deferred Compensation Plan (incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-52103 filed by
                    American General)

     10.3 First Amendment to Employment Agreement, dated as of February 1, 1998, between American General and Robert M. Devlin

     10.4 First Amendment to Employment Agreement, dated as of February 1, 1998, between American General and Jon P. Newton

     10.5 First Amendment to Employment Agreement, dated as of February 1, 1998, between American General and James S. D'Agostino Jr.

     10.6 First Amendment to Supplemental Executive Retire-ment Agreement, dated as of February 1, 1998, between American General and Robert M. Devlin

     10.7 First Amendment to Supplemental Executive Retire-ment Agreement, dated as of February 1, 1998, between American General and Jon P. Newton

     10.8 First Amendment to Supplemental Executive Retire-ment Agreement, dated as of February 1, 1998, between American General and James S. D'Agostino Jr.

     10.9 Forms of Split-Dollar Agreement and Assignment of Life Insurance Policy as Collateral Agreement

     11             Computation of Earnings per Share (included in
                    Note 4 of Notes to Financial Statements)

     12             Computation of Ratio of Earnings to Fixed
                    Charges and Ratio of Earnings to Combined
                    Fixed Charges and Preferred Stock Dividends

     27             Financial Data Schedule