Form 10-Q
period 1998-06-30
AMERICAN GENERAL CORP /TX/
filed 1998-08-12
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998

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

Yes   X  .     No      .

As of July 31, 1998, there were 253,099,226 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998




                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the six
                    months and quarters ended June 30, 1998 and 1997 .  2

                  Consolidated Balance Sheet at June 30, 1998 and
                    December 31, 1997 ................................  3

                  Consolidated Statement of Shareholders' Equity for
                    the six months ended June 30, 1998 and 1997 ......  4

                  Consolidated Condensed Statement of Cash Flows for
                    the six months ended June 30, 1998 and 1997 ......  5

                  Notes to Consolidated Financial Statements .........  6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............. 11


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 25

         Item 4.  Submission of Matters to a Vote of Security
                  Holders ............................................ 25

         Item 5.  Other Information .................................. 26

         Item 6.  Exhibits and Reports on Form 8-K ................... 26

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998




                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                     (In millions, except per share data)

                                      Six Months Ended      Quarter Ended
                                          June 30,             June 30,
                                      1998        1997      1998      1997
Revenues
 Premiums and other considerations. $ 1,769     $ 1,633   $   891   $   832
 Net investment income ............   2,506       1,973     1,280     1,002
 Finance charges ..................     658         635       331       315
 Realized investment gains ........       5          14         4        20
 Equity in earnings of Western
  National Corporation ............       -          26         -        13
 Other ............................      97          87        50        44
     Total revenues ...............   5,035       4,368     2,556     2,226

Benefits and expenses
 Insurance and annuity benefits ...   2,510       2,123     1,286     1,083
 Operating costs and expenses .....     770         692       388       345
 Commissions ......................     504         424        255      214
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............     (84)        (51)      (50)      (26)
 Provision for finance receivable
  losses ..........................     100         131        51        63
 Interest expense
  Corporate .......................      92          77        42        41
  Consumer Finance ................     246         226       124       113
 Other charges
  Year 2000 costs .................      17           6         8         4
  Merger-related costs ............       -         272         -       272
  Losses on sale of non-strategic
   assets .........................       -         113         -       113
  Litigation settlement ...........       -          50         -        50
     Total benefits and expenses ..   4,155       4,063     2,104     2,272

Earnings
 Income (loss) before income tax
  expense, minority interest, and
  dividends on preferred
  securities ......................     880         305       452       (46)
 Income tax expense ...............     316         180        165       56
 Income (loss) before minority
  interest and dividends on
  preferred securities ............     564         125       287      (102)
 Minority interest in net income of

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998

  Western National Corporation ....      11           -         -         -
 Net dividends on preferred
  securities of subsidiaries ......      45          39        23        22
     Net income (loss) ............ $   508     $    86   $   264   $  (124)

 Net income (loss) per share
  Basic ........................... $  2.02     $   .34   $  1.03   $  (.52)
  Diluted ......................... $  1.97     $   .34   $  1.01   $  (.52)


Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                       (In millions, except share data)

                                                    June 30,   December 31,
                                                      1998         1997
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $58,216; $44,961) ...........................  $ 61,615      $47,747
  Mortgage loans on real estate .................     3,498        3,272
  Equity securities (cost: $96; $93) ............       114          116
  Policy loans ..................................     2,256        2,156
  Investment real estate ........................       232          233
  Other long-term investments ...................       253          176
  Short-term investments ........................     1,324          306
      Total investments .........................    69,292       54,006
 Assets held in Separate Accounts ...............    14,297       11,482
 Finance receivables, net .......................     8,257        7,639
 Deferred policy acquisition costs ..............     3,132        2,718
 Cost of insurance purchased ....................       879          680
 Goodwill .......................................     1,558          677
 Other assets ...................................     3,610        2,835
 Investment in Western National Corporation .....         -          583
      Total assets ..............................  $101,025      $80,620

Liabilities
 Insurance and annuity liabilities ..............  $ 60,860      $47,659
 Liabilities related to Separate Accounts .......    14,297       11,482
 Debt (short-term)
  Corporate ($1,552; $575) ......................     2,687        1,916
  Consumer Finance ($3,610; $3,255) .............     7,864        7,266
 Income tax liabilities .........................     1,626        1,380
 Other liabilities ..............................     3,167        1,608
      Total liabilities .........................    90,501       71,311

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................     1,480        1,479
    Convertible .................................       247          247

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998

      Total redeemable equity ...................     1,727        1,726

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 2,317,701) ...................        85           85
 Common stock (shares issued: 269,298,493;
  259,135,053; outstanding: 253,132,936;
  243,206,215) ..................................       929          326
 Cost of treasury stock .........................      (660)        (621)
 Retained earnings ..............................     6,943        6,624
 Accumulated other comprehensive income .........     1,500        1,169
      Total shareholders' equity ................     8,797        7,583
      Total liabilities and equity ..............  $101,025      $80,620


Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Statement of Shareholders' Equity
                                  (Unaudited)
                     (In millions, except per share data)

                                                 Six Months Ended
                                                     June 30,
                                            1998                1997
                                                Compre-             Compre-
                                                hensive             hensive
                                      Total     Income     Total    Income
Convertible preferred stock
 Balance at beginning and end of
  period ...........................  $   85               $   85

Common stock
 Balance at beginning of period ....     326                  572
 Issuance for Western National
  Corporation acquisition ..........     580                    -
 Valuation of stock options issued
  for acquisition ..................      37                    -
 Retirement of USLIFE treasury
  shares ...........................       -                 (346)
 Issuance of treasury shares .......     (14)                  95

 Balance at end of period ..........     929                  321

Cost of treasury stock
 Balance at beginning of period ....    (621)                (860)
 Share repurchases .................     (78)                (363)
 Retirement of USLIFE treasury
  shares ...........................       -                  346
 Issuance for acquisition ..........       -                  304
 Issuance under employee benefit
  plans and other ..................      39                   36

 Balance at end of period ..........    (660)                (537)

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998

Retained earnings
 Balance at beginning of period ....   6,624                6,420
 Net income ........................     508    $  508         86    $   86
 Cash dividends (per share)
  Preferred stock ($1.29; $1.29) ...      (3)                  (3)
  Common stock ($.75; $.70) ........    (186)                (159)

 Balance at end of period ..........   6,943                6,344

Accumulated other comprehensive
 income
  Balance at beginning of period....   1,169                  627
  Change in net unrealized gains
   (losses) on securities, net of
   reclassification adjustment .....     331       331        (94)      (94)

  Balance at end of period .........   1,500                  533

   Comprehensive income (loss) .....            $  839               $   (8)

   Total shareholders' equity ......  $8,797               $6,746



Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                        Six Months Ended
                                                            June 30,
                                                        1998        1997
Operating activities
       Net cash provided by operating activities ...  $ 1,059     $   929

Investing activities
 Investment purchases ..............................   (5,290)     (6,969)
 Investment dispositions and repayments ............    4,625       6,489
 Finance receivable originations and purchases .....   (3,069)     (2,256)
 Finance receivable principal payments received ....    2,353       2,146
 Disposition of non-strategic assets ...............        -         733
 Net increase in short-term investments ............     (386)        (44)
 Acquisitions ......................................     (590)       (283)
 Other, net ........................................     (152)        (15)
       Net cash used for investing activities ......   (2,509)       (199)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    2,122       1,595
   Policyholder account withdrawals ................   (2,231)     (1,472)
      Net policyholder account deposits
       (withdrawals) ...............................     (109)        123
   Short-term collateralized financings ............      446           -

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998

       Total Retirement Services and Life Insurance.      337         123
 Consumer Finance
   Net increase (decrease) in short-term debt ......      355        (348)
   Long-term debt issuances ........................      873         163
   Long-term debt redemptions ......................     (632)       (711)
        Total Consumer Finance .....................      596        (896)
 Corporate
   Net increase in short-term debt .................      882         135
   Long-term debt redemptions ......................     (354)          -
   Dividends on common and preferred stock .........     (189)       (162)
   Common stock repurchases ........................      (74)       (365)
   Issuance of preferred securities of subsidiaries.        -         498
   Other, net ......................................      184          50
        Total Corporate ............................      449         156
         Net cash provided by (used for)
          financing activities .....................    1,382        (617)

Net increase (decrease) in cash ....................      (68)        113
Cash at beginning of period ........................      263         176
Cash at end of period ..............................  $   195     $   289

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   143     $   188
   Interest
    Corporate ......................................       98          67
    Consumer Finance ...............................      240         254
   Dividends on preferred securities of
    subsidiaries ...................................       68          59

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                                 June 30, 1998

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation and its subsidiaries (American General or the company) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at June 30, 1998, the consolidated results of operations for the three months and six months ended June 30, 1998 and 1997, and the consolidated shareholders' equity and cash flows for the six months ended June 30, 1998 and 1997.

2. New Accounting Standards. During first quarter 1998, the company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. American General elected to report comprehensive income and its components in the consolidated statement of shareholders' equity, which is included herein. Application of this statement did not change recognition or measurement of net income and, therefore, did not impact the company's consolidated results of operations or financial position.

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value as either assets or liabilities in the balance sheet. Changes in the fair value of a derivative instrument are to be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. This statement is effective for years beginning after June 15, 1999. Adoption of SFAS 133 is not expected to have a material impact on the company's consolidated results of operations or financial position.

3.   Acquisitions.

     Western National. On February 25, 1998, the company acquired the remaining 54% equity interest of Western National Corporation (Western National) for $1.2 billion. The purchase price consisted of $580 million cash and 10.2 million shares of American General common stock. In addition, the company issued options to acquire 1.4 million shares of American General common stock to replace outstanding options to acquire Western National common stock. The fair value of these options, excluding options surrendered for $10 million cash pursuant to a pre-existing employment agreement, was $37 million.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 1.  Financial Statements (continued).

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

     Non-cash activities related to the acquisition that are not reflected in the consolidated condensed statement of cash flows for the six months ended June 30, 1998 were as follows:

     (In millions)

     Fair value of assets acquired                    $ 7,169
     Liabilities assumed                               (5,962)
     Issuance of common stock                            (580)
     Fair value of stock options issued                   (37)
       Net cash paid                                  $   590

     Western National is the parent of Western National Life Insurance Company, which changed its name to American General Annuity Insurance Company (American General Annuity) effective May 1, 1998.

     Provident. Effective April 30, 1998, the Retirement Services division of the company completed the acquisition of substantially all of the in-force individual annuity business of Provident Companies, Inc. (Provident) in a coinsurance transaction with a ceding commission of approximately $32 million. The transaction increased insurance and annuity liabilities by $2.3 billion.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 1.  Financial Statements (continued).

4. Calculation of Earnings Per Share. The calculation of basic and diluted earnings per share follows:

                                   Six Months Ended         Quarter Ended
     (In millions,                     June 30,                June 30,
     except share data)            1998        1997        1998       1997

     Net income (loss) ....        $508        $ 86        $264       $(124)
     Dividends on
      convertible preferred
      stock ...............          (3)         (3)         (2)         (2)
     Earnings available
      to common
      shareholders (a).....         505          83         262        (126)
     Dividends on
      dilutive securities
       Convertible preferred
        securities of
        subsidiary, net of
        tax ...............           5           -           2           -
       Convertible preferred
        stock .............           3           -           2           -
     Earnings available
      to common
      shareholders assuming
      dilution (b) ........        $513        $ 83        $266       $(126)

     Average shares
      outstanding (a) ..... 250,380,928  240,785,292 253,464,428 241,925,669
     Dilutive securities
       Convertible preferred
        securities of
        subsidiary ........   6,144,016           -   6,144,016           -
       Convertible preferred
        stock .............   2,317,701           -   2,317,701           -
       Stock options ......   1,276,659   1,114,004   1,634,096           -
     Average shares
      outstanding assuming
      dilution (b) ........ 260,119,304 241,899,296 263,560,241 241,925,669

     Net income (loss)
      per share
       Basic ..............       $2.02       $ .34       $1.03       $(.52)
       Diluted ............       $1.97       $ .34       $1.01       $(.52)

     (a) Used to compute basic earnings per share.
     (b) Used to compute diluted earnings per share.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 1.  Financial Statements (continued).

5. Investing Activities. Cash flows related to investing activities were as follows:

                                                        Dispositions and
                                    Purchases              Repayments
                                 Six Months Ended       Six Months Ended
     (In millions)                   June 30,               June 30,
                                 1998        1997       1998        1997
     Fixed maturity securities  $5,103      $6,728     $4,264      $5,848
     Mortgage loans                145         198        280         433
     Equity securities               1           2         37          65
     Other                          41          41         44         143
       Total                    $5,290      $6,969     $4,625      $6,489

6. Derivative Financial Instruments. During the six months ended June 30, 1998, the company purchased options to enter into interest rate swap agreements (swaptions) to limit its exposure to reduced spreads between investment yields and interest crediting rates should interest rates decline significantly over prolonged periods. These swaptions, with a total notional amount of $1.5 billion and strike rates ranging from 4.00% to 5.00%, expire during 1998 and 1999.

     During the six months ended June 30, 1998, the company entered into interest rate swap agreements with a total notional amount of $35 million. In addition, American General Annuity had interest rate swap agreements with a total notional amount of $120 million outstanding at the acquisition date, of which $80 million is outstanding at June 30, 1998. These interest rate swap agreements, which require the receipt of fixed rates and the payment of floating rates, were entered into to convert specific investment securities from a floating rate to a fixed rate basis.

     In June 1998, the company entered into a treasury rate lock agreement with a notional amount of $190 million to hedge against the risk of rising interest rates on an anticipated debt issuance expected to occur in 1998.

     Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the six months ended June 30, 1998 or 1997.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 1. Financial Statements (continued).

7. Dollar Rolls. American General has entered into dollar roll agreements as part of its strategy to increase investment yields. Dollar rolls are agreements to sell mortgage-backed securities (MBSs) and repurchase substantially the same securities at a specified price and date in the future. The dollar rolls are accounted for as short-term collateralized financings and are included in other liabilities. American General Annuity had outstanding dollar rolls of $520 million at the acquisition date. At June 30, 1998, the company had outstanding dollar roll agreements of $976 million, which were collateralized by MBSs with approximately the equivalent fair value. The average amount outstanding and the weighted average interest rate on dollar rolls for the six months ended June 30, 1998 were $828 million and 5.19%, respectively.

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

     Other. In addition to those lawsuits or proceedings disclosed herein, and in the company's 1997 annual report on Form 10-K, the company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama continues to create the potential for an unpredictable judgment in any given suit.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 1. Financial Statements (continued).

9. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the company's tax returns through 1988 and has raised certain issues related to 1987 and 1988 that the company is currently contesting in the United States Tax Court. The IRS is currently examining the company's tax returns for 1989 through 1996. Although the final outcome of any issue raised is uncertain, the company believes that the ultimate liability, including interest, will not materially exceed amounts recorded in the consolidated financial statements.


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


                                   OVERVIEW

American General reported financial highlights as follows:

                                 Six Months Ended        Quarter Ended
(In millions,                        June 30,               June 30,
except share data)                1998       1997        1998       1997

Net income (loss)              $    508    $    86    $    264    $  (124)
Net income (loss) per
 share (diluted)                   1.97        .34        1.01       (.52)
Revenues and deposits             8,876      6,890       4,450      3,487
Assets                          101,025     77,387     101,025     77,387
Shareholders' equity              8,797      6,746       8,797      6,746

As discussed below, the acquisitions of Home Beneficial Life on April 16, 1997 and American General Annuity on February 25, 1998 affected the comparability of the company's year over year financial results. The reasons for any significant variations between the quarters ended June 30, 1998 and 1997 are the same as those discussed below for the respective six month periods, unless otherwise noted.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

                              BUSINESS DIVISIONS

To facilitate meaningful period-to-period comparisons, earnings of each business division include earnings from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude non-recurring items and net realized investment gains. Division earnings were as follows:

                                  Six Months Ended        Quarter Ended
                                      June 30,               June 30,
(In millions)                     1998        1997       1998        1997

Retirement Services              $  229      $  127     $  117      $   64
Life Insurance                      323         278        165         140
Consumer Finance                     89          79         44          40
  Division earnings              $  641      $  484     $  326      $  244


                              Retirement Services

Retirement Services division results were as follows:

                                    Six Months Ended       Quarter Ended
                                        June 30,              June 30,
(In millions)                        1998       1997       1998       1997

Earnings                           $   229    $   127    $   117    $    64
Assets
 Investments                        38,495     22,703     38,495     22,703
 Separate Accounts                  13,168      8,902     13,168      8,902
Sales
 Tax-qualified                         786        744        395        323
 Non-qualified                       1,081         51        502         24
Deposits
 Fixed
  Tax-qualified                        735        844        363        419
  Non-qualified                      1,026          -        477          -
 Variable (mainly tax-qualified)     1,152        862        601        441
Operating expenses                     107         75         50         39

Earnings. Division earnings increased 81% for the six months ended June 30, 1998 compared to the same period in 1997. American General Annuity's operations, which were included in the division's results effective January 1, 1998, increased division earnings by $56 million. Earnings attributable to minority interests through February 25, 1998 are reported in corporate operations. Asset growth, higher investment income from prepayment of investments, and management of fixed investment spread also contributed to the

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

division's profitability. Asset growth, excluding $13.1 billion and $2.3 billion related to the acquisitions of American General Annuity and Provident, respectively, and the fair value adjustment related to the division's securities, was 18% from June 30, 1997 to June 30, 1998, and 11% from December 31, 1997. This growth was due to an increase in variable deposits in each of the division's primary markets, interest credited to fixed account deposits, and stock market appreciation on assets held in Separate Accounts.

Sales and Deposits. American General Annuity, which primarily markets non-qualified fixed annuities through financial institutions, contributed $1.0 billion to sales and total deposits in the first six months of 1998. Excluding American General Annuity, 1998 year-to-date sales were 5% higher and second quarter 1998 sales were 21% higher than in the same periods in 1997. Excluding American General Annuity, total deposits increased 10% and variable account deposits increased 32% for the six months ended June 30, 1998 compared to the same period in 1997, as a result of new sales and customers' preference for equity-based investments. The division's Separate Account assets, which relate to variable account options, increased $4.3 billion from June 30, 1997 to June 30, 1998 and $2.6 billion from December 31, 1997, reflecting variable deposit growth and stock market appreciation.

Fixed  Investment Spread.   Investment  results and  crediting rates  on fixed
accounts were as follows:

                                    Six Months Ended       Quarter Ended
                                        June 30,              June 30,
(In millions)                        1998       1997       1998       1997

Net investment income              $1,333      $ 845      $ 687      $ 425
Investment yield                     8.03%      7.91%      8.16%      7.89%
Average crediting rate               5.85       6.13       5.88       6.09
Fixed investment spread              2.18       1.78       2.28       1.80

Net investment income increased 58% in 1998 as a result of the acquisition of American General Annuity, income on the Provident investments acquired as of April 30, 1998, growth in invested assets, and an increase in investment yield. Investment yield for the six months and quarter ended June 30, 1998 increased 12 basis points and 27 basis points, respectively, compared to the same periods in 1997 due to changes in investment strategy and higher premium income on investments called or tendered before their maturity dates. This increase was partially offset by lower market rates on new investment purchases. In response to the effect of declining market rates on investment yield, the company adjusted the rates credited to policyholders. The higher yields and reduced crediting rates increased the investment spread on fixed accounts by 40 basis points in the six months and 48 basis points in the quarter ended June 30, 1998 compared to the same periods in 1997.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Separate Account Fees. Separate Account fees include mortality, administrative, and investment advisory fees. These fees increased $28 million, or 57%, for the first six months of 1998 compared to the same period in 1997, due to growth in Separate Account assets.

Surrenders. Policyholder surrenders are influenced by both competition and market performance. The division's rate of policyholder surrenders for tax-qualified accounts was 5.52% of average reserves for the first six months of 1998 (5.49% for the quarter) compared to 4.61% (4.06% for the quarter) for the same period in 1997. The policyholder surrender rate for non-qualified accounts, which relate to American General Annuity's fixed annuity business, was 11.40% of average reserves for the first six months and 12.28% for the second quarter of 1998. The higher levels of surrenders were primarily due to participants seeking variable investments to take advantage of the strong stock market in 1998.

Operating Expenses. Operating expenses increased $32 million for the six months and $11 million for the quarter ended June 30, 1998 compared to the same periods of 1997 due to the addition of American General Annuity's operating expenses and the increase in variable expenses to support the division's growth in deposits. The ratio of operating expenses to average assets decreased from .48% in 1997 to .42% in 1998, reflecting growth in assets in excess of growth in operating expenses and American General Annuity's lower overall expense ratio.


                                Life Insurance

Life Insurance division results were as follows:

                                    Six Months Ended       Quarter Ended
                                        June 30,              June 30,
(In millions)                        1998       1997       1998       1997

Earnings                           $   323    $   278    $   165    $   140
Premiums and other considerations    1,551      1,490        775        760
Net investment income                1,114      1,034        566        524
Insurance and annuity benefits       1,468      1,445        737        741
Operating expenses                     369        356        182        178
Assets                              35,478     34,087     35,478     34,087
Insurance and annuity liabilities   25,323     25,332     25,323     25,332

Earnings. Division earnings for the six months and quarter ended June 30, 1998 increased 16% and 18%, respectively, compared to the same periods in 1997. The increases were due to the acquisition of Home Beneficial Life in April 1997, higher investment income from prepayment of investments, and expense savings from consolidation of recently acquired companies, partially offset by higher death claims and startup costs for new product initiatives.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Premiums and Deposits. Sales and deposits of individual life insurance and annuities were as follows:

                                    Six Months Ended       Quarter Ended
                                        June 30,              June 30,
(In millions)                       1998        1997      1998        1997

Individual life insurance
 Sales                             $  320      $  257    $  143     $   141
 Deposits                             641         565       301         284
Annuities
 Sales                                245         194       136          98
 Deposits                             287         251       152         117

Premiums and other considerations increased 4% for the first six months of 1998 compared to the same period of 1997 primarily due to the acquisition of Home Beneficial Life in April 1997 and growth in sales of group and credit insurance. Individual life insurance sales and deposits for the first six months of 1998 exceeded comparable 1997 amounts by 25% and 13%, respectively, primarily due to the recent entry into corporate executive benefits markets. Sales in these markets can fluctuate significantly quarter to quarter due to large case size.

Annuity sales increased 26% and 40% for the six months and quarter ended June 30, 1998, respectively, compared to the same periods in the prior year.
Annuity deposits increased 14% and 30% for the comparable periods. These increases were due to recently introduced variable annuity products, partially offset by a decrease in sales of fixed annuities and structured settlements due to an unfavorable interest-rate environment.

Investment Spread. Investment results and interest crediting rates were as follows:

                                  Six Months Ended       Quarter Ended
                                      June 30,              June 30,
                                   1998       1997       1998       1997

Investment yield                   8.48%      8.11%      8.61%      8.15%
Average crediting rate             6.01       6.06       6.01       6.08
Investment spread                  2.47       2.05       2.60       2.07

Net investment income increased 8% in 1998 compared to 1997, primarily due to an increase in premiums on investments called or tendered before their maturity dates and asset growth from the Home Beneficial Life acquisition. Although market rates were lower on new investment purchases, investment yield and spread increased due to the higher premiums on calls and tenders and lower investment expenses.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Mortality and Persistency. Death claims and premium termination rates were as follows:
                                 Six Months Ended        Quarter Ended
                                     June 30,               June 30,
                                  1998       1997        1998       1997

Death claims (in millions)      $  502     $  453      $  251     $  222
Death claims per $1,000
 in force                       $ 3.64     $ 3.37      $ 3.64     $ 3.30
Premium termination rate         12.23%     13.13%      11.79%     13.22%

Death claims, included in insurance and annuity benefits, increased 11% in the first six months of 1998 and 13% in the second quarter compared to the same periods of 1997 reflecting the acquisition of Home Beneficial Life and less favorable mortality experience in 1998. The higher death claims were partially offset by the reduction of insurance reserves due to normal runoff of older policies. The lower premium termination rate in 1998 compared to 1997 reflected lower terminations in ancillary lines of business. Overall, mortality and persistency experience was within pricing assumptions.

Operating Expenses. Operating expenses increased $13 million for the first six months of 1998 and $4 million for the second quarter compared to the same periods in 1997. During 1998, the division achieved significant cost savings from the ongoing consolidation and integration of acquired companies. These cost savings were more than offset by startup costs to introduce new variable and annuity products in 1998, as well as higher expenses to support increased group sales. In addition, 1998 included Home Beneficial's operating expenses for six months compared to two months in 1997. The ratio of operating expenses to direct premiums and deposits was 16.49% and 16.38% for the first six months and second quarter, respectively, of 1998 compared to 16.97% and 16.76% in the same periods of 1997. The lower ratios for 1998 reflected smaller percentage increases in operating expenses compared to the percentage increases in life insurance premiums and deposits.

                               Consumer Finance

Consumer Finance division results were as follows:

                                 Six Months Ended        Quarter Ended
                                     June 30,               June 30,
($ in millions)                   1998       1997        1998       1997

Earnings                        $   89     $   79      $   44     $   40
Average finance receivables      8,122      7,501       8,242      7,453
Yield on finance receivables     16.30%     17.02%      16.13%     16.95%
Borrowing cost                    6.66       6.76        6.60       6.82
Interest spread                   9.64      10.26        9.53      10.13
Operating expenses              $  235     $  225      $  116     $  113

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Earnings.   Division earnings increased 13% for  the six months ended June 30,
1998, compared to the same period of 1997, primarily due to improved credit quality and an increase in average finance receivables.

Finance Receivables. Average finance receivables for the first six months of 1998 increased $621 million compared to the same period of 1997 and increased $789 million for the comparable second quarter periods. Finance receivables at June 30, 1998 increased $1.2 billion compared to the June 30, 1997 balance and $610 million compared to the December 31, 1997 balance. These increases were due to higher loan production and bulk purchases of real estate secured loans, which reflect the company's program to improve credit quality by increasing the proportion of real estate secured loans. The increase from June 30, 1997 was also attributable to growth in retail sales contracts resulting from the introduction of new marketing programs.

Credit Quality.

Charge offs, the allowance for finance receivable losses, and delinquencies were as follows:

                                 Six Months Ended        Quarter Ended
                                     June 30,               June 30,
($ in millions)                   1998       1997        1998       1997

Charge offs                     $  108     $  141      $   54     $   68
  Annualized % of average
   finance receivables            2.66%      3.76%       2.62%      3.68%

                                     June 30,             December 31,
                                  1998       1997             1997

Allowance for finance
 receivable losses              $  365     $  385             $  373
  % of finance receivables        4.24%      5.20%              4.65%

Delinquencies                   $  317     $  300             $  310
  % of finance receivables        3.43%      3.73%              3.60%

The decreases in the charge off and delinquency ratios compared to prior periods reflect the positive impact of the company's credit quality improvement program, which included an increase in the proportion of real estate secured loans and higher underwriting standards. The decrease in the allowance reflects the improvement in charge-off experience, partially offset by an increase in the allowance to support the growth in receivables.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Interest Spread. The interest spread between yield and borrowing cost decreased 62 basis points for the six months of 1998 and 60 basis points for the second quarter of 1998, compared to the same periods in 1997. The decline in spread reflected lower yields from the increased proportion of real estate secured loans, which generally have a higher level of credit quality and lower yields, and lower yields on retail sales contracts due to increased competition, partially offset by lower borrowing cost.

Operating Expenses. Operating expenses as a percentage of average finance receivables decreased to 5.80% for the first six months of 1998 from 5.98% for the same period of 1997, and to 5.73% from 5.99% for the comparable second quarter periods, due to the increase in average finance receivables, which more than offset the increase in operating expenses.


                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and policy loans.

Fair Value of Securities. A decrease in interest rates and resulting increases in bond values in second quarter 1998 caused a $555 million increase in the fair value adjustment to fixed maturity securities and a related $335 million positive adjustment to shareholders' equity from December 31, 1997. The components of the adjustment to report fixed maturity and equity securities at fair value at June 30, 1998 and December 31, 1997, and the 1998 change, were as follows:

                                    June 30,    December 31,
(In millions)                         1998          1997        Change

Fair value adjustment to fixed
 maturity securities                 $3,399       $ 2,844      $   555
Decrease in deferred policy
 acquisition costs and cost of
 insurance purchased                 (1,097)       (1,062)         (35)
Increase in deferred income taxes      (813)         (628)        (185)
Net unrealized gains
 Fixed maturity securities            1,489         1,154          335
 Equity securities                       11            15           (4)
   Net unrealized gains on
     securities                      $1,500       $ 1,169      $   331

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed Maturity Securities. At June 30, 1998, fixed maturity securities included $45.9 billion of corporate bonds, $13.4 billion of mortgage-backed securities, and $2.2 billion of bonds issued by governmental agencies. The average credit rating of the fixed maturity securities was A+ at June 30, 1998 and December 31, 1997. Average credit ratings by category at June 30, 1998 were as follows:

                                    June 30,                Average Credit
(In millions)                        1998           %           Rating

Investment grade                    $44,793         72%          A
Mortgage-backed                      13,429         22           AAA
Below investment grade                3,393          6           BB-
 Total fixed maturity
  securities                        $61,615        100%          A+

Below Investment Grade. Below investment grade securities have credit ratings below BBB-. Below investment grade securities were 5% of invested assets at June 30, 1998 and 4% at December 31, 1997. The company invests in below investment grade securities to enhance the overall yield of the portfolio. Investment income from below investment grade securities was $148 million for the six months ended June 30, 1998 and $85 million for the same period in 1997. Realized investment gains (losses) were immaterial.

Non-Performing. Bonds are deemed to be non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest. Non-performing bonds were less than 0.1% of total fixed maturity securities at June 30, 1998 and December 31, 1997.

Mortgage Loans. Mortgage loans on real estate, consisting primarily of loans on office and retail properties, represented 5% of invested assets at June 30, 1998 and 6% at December 31, 1997. Mortgage loan statistics at June 30, 1998 and December 31, 1997 were as follows:

                                             June 30,   December 31,
     (In millions)                             1998         1997

     Mortgage loans                           $ 3,544      $ 3,326
     Allowance for losses                         (46)         (54)
       Mortgage loans, net                    $ 3,498      $ 3,272

     Allowance for losses                        1.3%         1.6%
     Delinquent loans (60+ days)              $   43       $    20
       % of mortgage loans                       1.2%           .6%
     Restructured loans                       $   99       $   115
       % of mortgage loans                       2.8%          3.5%
     Yield on restructured loans                 7.9%          8.6%

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Watch List. At June 30, 1998, $106 million of mortgage loans were on the company's watch list, compared to $128 million at December 31, 1997. The decrease was due to loans that were no longer undercollateralized or were reinstated, refinanced, or repaid. While the watch list loans may be predictive of future delinquent loans, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.


                               CAPITAL RESOURCES

Corporate Capital. American General's target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. At June 30, 1998, corporate capital totaling $11.7 billion, excluding the fair value adjustment on securities, consisted of $2.7 billion corporate debt (23%), $1.7 billion redeemable equity (15%), and $7.3 billion shareholders' equity (62%).

On February 25, 1998, American General issued 10.2 million shares of common stock and paid $580 million cash to complete the $1.2 billion acquisition of Western National. The cash portion of the purchase price was financed through short-term borrowings. Additionally, the company issued options to acquire
1.4 million shares of American General common stock with an average exercise price of $24.75 to replace outstanding options to acquire Western National common stock. The fair value of these options, excluding options surrendered for $10 million cash pursuant to a pre-existing employment agreement, was $37 million. In connection with the acquisition, the company assumed Western National's long-term debt of $148 million.

The ratings assigned by rating agencies serve as an indicator of an insurance company's financial strength and ability to meet its future obligations to policyholders. During second quarter 1998, A.M. Best adjusted its ratings of American General's principal insurance companies to A+, its second highest rating. In August 1998, Moody's assigned an initial rating of Aa3 to American General Life and Accident. As of August 10, 1998, financial strength ratings were as follows:

                                     A.M.     Standard    Duff &
                                     Best     & Poor's    Phelps     Moody's

American General Annuity              A+         AA-        AAA        Aa3
All American Life                     A+         AA+                   Aa3
American General Life                 A+         AA+        AAA        Aa3
American General Life & Accident      A+         AA+        AAA        Aa3
Franklin Life                         A+         AA+        AAA        Aa3
Old Line Life                         A+         AA+                   Aa3
United States Life                    A+         AA+                   Aa3
VALIC                                 A+         AA+        AAA        Aa2

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance. The Consumer Finance division's capital varies directly with the amount of total finance receivables. The capital mix of consumer finance debt and equity is based primarily upon maintaining leverage at a level that supports cost-effective funding.

Consumer finance capital of $9.2 billion at June 30, 1998 included $7.9 billion of consumer finance debt, which was not guaranteed by the parent company, and $1.3 billion of equity. The Consumer Finance division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is 7.5 to 1. The ratio equaled the target at June 30, 1998 and December 31, 1997.


                                   LIQUIDITY

The company's overall liquidity is based on cash flows from the business divisions and its ability to borrow in both the long-term and short-term markets at competitive rates. At June 30, 1998, the company had committed and unused credit facilities of $4.8 billion. The company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Parent Company. The parent company received $536 million of dividends, net of capital contributions, from subsidiaries during the six months ended June 30, 1998 compared to $26 million (excluding dividends paid to USLIFE Corporation prior to its acquisition by the company) for the same period in 1997. Net dividends were low in 1997 because the company was re-evaluating the capital requirements for its business divisions. While the subsidiaries are restricted in the amount of dividends they may pay to the parent company, these restrictions are not expected to affect American General's ability to meet its cash obligations. In 1998, the company repurchased 1.2 million shares of its common stock for a total cost of $78 million, of which 700,000 shares at a cost of $47 million were purchased in the second quarter.

Retirement Services and Life Insurance. Principal sources (uses) of cash for the Retirement Services and Life Insurance divisions were as follows:

                                                  Six Months Ended
                                                      June 30,
(In millions)                                     1998        1997

Operating activities                             $1,028      $1,040
Fixed policyholder account deposits,
 net of withdrawals                                (109)        123
Variable account deposits, net of
 withdrawals                                      1,366         952
Short-term collateralized financings                446           -

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Operating cash flows for the Retirement Services and Life Insurance divisions in the first six months of 1998 approximated the amounts in the same period of 1997. The decrease in net fixed policyholder account deposits and the increase in net variable account deposits in 1998 related to policyholders seeking higher returns in equity-based investments, including the company's Separate Accounts. Because the investment risk on variable accounts lies solely with the policyholder, deposits and withdrawals related to Separate Accounts are not included in the company's consolidated condensed statement of cash flows. The company had adequate cash liquidity to fund the net withdrawals of fixed account deposits in 1998. Short-term collateralized financings relate to dollar roll agreements entered into in 1998.

Major uses of cash were the net purchase of investments necessary to support increases in insurance and annuity liabilities, and net dividends paid to the parent. The subsidiaries in these divisions paid dividends, net of capital contributions, of $367 million in the first six months of 1998 and $103 million for the same period of 1997. The 1998 net dividends also reflect $188 million of capital contributions made by an intermediate holding company to the Retirement Services division in second quarter 1998 to support the Provident acquisition.

Consumer Finance.   Principal sources (uses) of  cash for the Consumer Finance division were as follows:

                                                  Six Months Ended
                                                      June 30,
(In millions)                                     1998        1997

Operating activities                              $ 259       $ 283
Increase (decrease) in borrowings                   596        (896)

Cash provided by operating activities decreased in the first six months of 1998 since 1997 included operations related to non-strategic assets sold in second quarter 1997. Cash provided by borrowings increased in the six months ended June 30, 1998 compared to the same period in 1997 due to growth in receivables.

Other major uses of cash were to fund finance receivables and net dividends paid to the parent company. Net cash used to fund finance receivables was $716 million for the six months ended June 30, 1998, up from $110 million for the same period in 1997. Net dividends paid to the parent company totaled $18 million in the first six months of 1998 compared to $66 million for the same period in 1997.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                                   YEAR 2000

American General has numerous technology systems which are managed on a decentralized basis. The company's Year 2000 readiness efforts are being undertaken by its key business units with centralized oversight. Each business unit has developed and is implementing a plan to minimize the risk of a significant negative impact on its operations.

While the specifics of the plans vary, the plans include the following activities: (1) perform an inventory of the company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the company to business interruptions due to Year 2000 issues; (3) test systems for Year 2000 readiness; (4) reprogram or replace systems that are not Year 2000 ready; and (5) return the systems to operations. The company expects to substantially complete the foregoing for significant systems by December 31, 1998. However, activities (3) through (5) for certain systems will continue in 1999.

In addition, the company has relationships with various third parties that must also be Year 2000 ready. Therefore, the plans also assess and attempt to mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. Due to the various stages of third parties' Year 2000 readiness, these activities will extend through 1999.

Through June 30, 1998, the company has incurred and expensed $33 million (pretax) related to Year 2000 readiness, including $17 million incurred during the first six months of 1998. The company currently anticipates that it will incur future costs of approximately $30 to $40 million (pretax) for additional internal staff, third-party vendors, and other expenses to achieve Year 2000 readiness. In addition, the company has elected to accelerate the planned replacement of certain systems as part of its Year 2000 plans. Costs of the replacement systems will be capitalized and amortized over their useful lives, in accordance with the company's normal accounting policies.

Due to the magnitude and complexity of this project, risks and uncertainties exist. If conversion of the company's systems is not completed on a timely basis (due to non-performance by significant third-party vendors, lack of qualified personnel to perform the Year 2000 work, or other unforeseen circumstances in completing the company's plans), or if significant third parties fail to achieve Year 2000 readiness on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the company.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                          FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained in this report and elsewhere (such as other filings by the company with the Securities and Exchange Commission, press releases, presentations by management of the company, or oral statements) relative to markets for the company's products and trends in the company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates; (2) customer responsiveness to both new products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of or demand for the company's products; (4) the company's ability to achieve Year 2000 readiness for significant systems and operations on a timely basis; (5) adverse litigation results or resolution of litigation, including market conduct litigation; and (6) the company's failure to achieve anticipated levels of earnings or operational efficiencies related to recently acquired companies, as well as other cost-saving initiatives. Investors are also directed to other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Note 8 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended June 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

Annual Meeting.

On April 30, 1998, American General held its annual meeting of shareholders. As of that date, shareholders of the company's common and preferred shares outstanding were entitled to 255,594,219 votes. At the meeting, the company's shareholders voted on the following matters: 1) election of twelve directors constituting the company's entire board, for one-year terms; 2) approval of an amendment to the Restated Articles of Incorporation increasing the number of shares of common stock authorized for issuance from 300,000,000 to 800,000,000; 3) approval of an Employee Stock Purchase Plan; and 4) ratification of the appointment of Ernst & Young LLP as independent auditors for 1998. Each matter was approved by the shareholders. The votes cast for, against, and abstentions as to each such matter were as follows:

                                Votes For    Votes Against     Abstentions

ELECTIONS OF DIRECTORS:

J. Evans Attwell               225,804,723     2,598,311            -
Brady F. Carruth               226,280,858     2,122,176            -
James S. D'Agostino Jr.        226,618,920     1,784,114            -
W. Lipscomb Davis Jr.          226,553,624     1,849,410            -
Robert M. Devlin               226,579,535     1,823,499            -
Larry D. Horner                226,600,890     1,802,144            -
Richard J. V. Johnson          226,562,343     1,840,691            -
Michael E. Murphy              226,583,331     1,819,703            -
Jon P. Newton                  226,607,939     1,795,095            -
Michael J. Poulos              226,562,933     1,840,101            -
Robert E. Smittcamp            226,622,693     1,780,341            -
Anne M. Tatlock                226,610,670     1,792,364            -

AMENDMENT TO RESTATED
ARTICLES OF INCORPORATION:     206,915,976    20,961,989         525,069

APPROVAL OF THE EMPLOYEE
STOCK PURCHASE PLAN:           222,266,724     3,343,323       2,792,987

INDEPENDENT AUDITORS:          227,704,960       313,304         384,770

A more detailed description of the matters voted on by shareholders of the company at this meeting is included in the definitive Proxy Statement dated March 17, 1998 and incorporated herein by reference.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



Item 5.  Other Information.

The company's bylaws provide generally that nominations of persons for election to the board of directors and shareholder proposals for an annual meeting may be made by a shareholder only if the shareholder is a shareholder of record and such shareholder gives timely written notice of such shareholder's intent to make such nomination or nominations or shareholder proposals to the corporate secretary. In the case of the company's 1999 annual meeting, to be timely, notice of shareholder proposals or director nominations must be given to the corporate secretary by December 31, 1998, but no earlier than December 1, 1998; in the event the 1999 annual meeting is called for a date that is not within 30 days before or after April 30, 1999, notice by the shareholder in order to be timely must be given not later than the close of business on the tenth day following the day on which notice of the date of such annual meeting is mailed or public disclosure of the date of such annual meeting is made, whichever first occurs.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 10.1   1984 Stock and Incentive Plan (As Amended and Restated)

     Exhibit 10.2   1994 Stock and Incentive Plan (As Amended and Restated)

                    In the Annual Report on Form 10-K for the year ended December 31, 1997, this plan was referred to as "1984 Stock and Incentive Plan (As Amended and Restated Effective as of February 8, 1994)".

     Exhibit 10.3   1997 Stock and Incentive Plan (As Amended and Restated)

     Exhibit 11 Computation of Earnings per Share (included in Note 4 of Notes to Financial Statements)

     Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     Exhibit 27     Financial Data Schedule

b.   Reports on Form 8-K.

     None.

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998



                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)

   AMERICAN GENERAL CORPORATION
             FORM 10-Q
For the Quarter Ended June 30, 1998


                                 EXHIBIT INDEX


   Exhibit


     10.1           1984 Stock and Incentive Plan (As Amended and Restated)

     10.2           1994 Stock and Incentive Plan (As Amended and Restated)

                    In the Annual Report on Form 10-K for the year ended December 31, 1997, this plan was referred to as "1984 Stock and Incentive Plan (As Amended and Restated Effective as of February 8, 1994)".

     10.3           1997 Stock and Incentive Plan (As Amended and Restated)

     11 Computation of Earnings per Share (included in Note 4 of Notes to Financial Statements)

     12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     27             Financial Data Schedule