Form 10-Q
period 1998-09-30
AMERICAN GENERAL CORP /TX/
filed 1998-11-12
CIK 5103

AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998





                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                                      OR

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

Yes   X  .     No      .

As of October 30, 1998, there were 252,050,043 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998




                              INDEX TO FORM 10-Q


                                                                     Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Statement of Income for the nine
                    months and quarters ended September 30, 1998
                    and 1997 .........................................  2

                  Consolidated Balance Sheet at September 30, 1998 and
                    December 31, 1997 ................................  3

                  Consolidated Statement of Shareholders' Equity for
                    the nine months ended September 30, 1998 and
                    1997 .............................................  4

                  Consolidated Condensed Statement of Cash Flows for
                    the nine months ended September 30, 1998 and
                    1997 .............................................  5

                  Notes to Consolidated Financial Statements .........  6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............. 11


Part II.   OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................. 26

         Item 6.  Exhibits and Reports on Form 8-K ................... 26

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998




                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                         AMERICAN GENERAL CORPORATION
                       Consolidated Statement of Income
                                  (Unaudited)
                     (In millions, except per share data)

                                      Nine Months Ended      Quarter Ended
                                        September 30,        September 30,
                                      1998        1997      1998      1997
Revenues
 Premiums and other considerations. $ 2,685     $ 2,472   $   916   $   839
 Net investment income ............   3,790       2,983     1,284     1,010
 Finance charges ..................   1,002         950       344       315
 Realized investment gains ........       6          25         1        11
 Equity in earnings of Western
  National Corporation ............       -          39         -        13
 Other ............................     141         134        44        47
     Total revenues ...............    7,624      6,603     2,589     2,235

Benefits and expenses
 Insurance and annuity benefits ...   3,847       3,197     1,337     1,074
 Operating costs and expenses .....   1,144       1,049       374       357
 Commissions ......................     783         648        279      224
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............    (150)        (71)      (66)      (20)
 Provision for finance receivable
  losses ..........................     153         187        53        56
 Interest expense
  Corporate .......................     138         117        46        40
  Consumer Finance ................     376         343       130       117
 Other charges
  Year 2000 costs .................      37           9        20         3
  Merger-related costs ............       -         272         -         -
  Losses on sale of non-strategic
   assets .........................       -         113         -         -
  Litigation settlement ...........       -          50         -         -
     Total benefits and expenses ..   6,328       5,914     2,173     1,851

Earnings
Income before income tax expense,
  minority interest, and dividends
  on preferred securities .........   1,296         689       416       384
 Income tax expense ...............     455         315        139      135
 Income before minority interest
  and dividends on preferred
  securities ......................     841         374       277       249
 Minority interest in net income of
  Western National Corporation ....      11           -         -         -

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

 Net dividends on preferred
  securities of subsidiaries ......      67          62        22        23
     Net income ................... $   763     $   312   $   255   $   226

 Net income per share
  Basic ........................... $  3.02     $  1.27   $  1.00   $   .92
  Diluted ......................... $  2.95     $  1.27   $   .98   $   .91



Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                          Consolidated Balance Sheet
                                  (Unaudited)
                       (In millions, except share data)

                                                  September 30,  December 31,
                                                     1998           1997
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $58,855; $44,961) ...........................   $ 63,346       $47,747
  Mortgage loans on real estate .................      3,335         3,272
  Equity securities (cost: $96; $93) ............        117           116
  Policy loans ..................................      2,284         2,156
  Investment real estate ........................        239           233
  Other long-term investments ...................        358           176
  Short-term investments ........................      1,370           306
      Total investments .........................     71,049        54,006
 Assets held in Separate Accounts ...............     13,011        11,482
 Finance receivables, net .......................      8,442         7,639
 Deferred policy acquisition costs ..............      3,033         2,718
 Cost of insurance purchased ....................        868           680
 Goodwill .......................................      1,572           677
 Other assets ...................................      4,222         2,835
 Investment in Western National Corporation .....          -           583
      Total assets ..............................   $102,197       $80,620

Liabilities
 Insurance and annuity liabilities ..............   $ 61,651       $47,659
 Liabilities related to Separate Accounts .......     13,011        11,482
 Debt (short-term)
  Corporate ($1,440; $575) ......................      2,567         1,916
  Consumer Finance ($3,756; $3,255) .............      8,083         7,266
 Income tax liabilities .........................      1,946         1,380
 Other liabilities ..............................      3,742         1,608
      Total liabilities .........................     91,000        71,311
Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................      1,480         1,479
    Convertible .................................        248           247
      Total redeemable equity ...................      1,728         1,726

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 2,317,701) ...................         85            85
 Common stock (shares issued: 269,298,493;
  259,135,053; outstanding: 252,331,985;
  243,206,215)...................................        928           326
 Cost of treasury stock .........................       (719)         (621)
 Retained earnings ..............................      7,102         6,624
 Accumulated other comprehensive income .........      2,073         1,169
      Total shareholders' equity ................      9,469         7,583
      Total liabilities and equity ..............   $102,197       $80,620



Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Statement of Shareholders' Equity
                                  (Unaudited)
                     (In millions, except per share data)

                                               Nine Months Ended
                                                 September 30,
                                            1998              1997
                                               Compre-           Compre-
                                               hensive           hensive
                                      Total    Income    Total   Income
Convertible preferred stock
 Balance at beginning and end of
  period ...........................  $   85             $   85

Common stock
 Balance at beginning of period ....     326                572
 Issuance for Western National
  Corporation acquisition ..........     580                  -
 Valuation of stock options issued
  for acquisition ..................      37                  -
 Retirement of USLIFE treasury
  shares ...........................       -               (346)
 Issuance of treasury shares .......     (15)                92

 Balance at end of period ..........     928                318

Cost of treasury stock
 Balance at beginning of period ....    (621)              (860)
 Share repurchases .................    (145)              (363)
 Retirement of USLIFE treasury
  shares ...........................       -                346
 Issuance for acquisition ..........       -                304
 Issuance under employee benefit
  plans and other ..................      47                 52

 Balance at end of period ..........    (719)              (521)

Retained earnings

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

 Balance at beginning of period ....   6,624              6,420
 Net income ........................     763   $  763       312    $  312
 Cash dividends (per share)
  Preferred stock ($1.93; $1.93) ...      (4)                (4)
  Common stock ($1.13; $1.05) ......    (281)              (244)

 Balance at end of period ..........   7,102              6,484

Accumulated other comprehensive
 income
  Balance at beginning of period....   1,169                627
  Change in net unrealized gains
   on securities, net of
   reclassification adjustment .....     904      904       326       326

  Balance at end of period .........   2,073                953

   Comprehensive income ............           $1,667              $  638

   Total shareholders' equity ......  $9,469             $7,319



Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                Consolidated Condensed Statement of Cash Flows
                                  (Unaudited)
                                 (In millions)

                                                        Nine Months Ended
                                                          September 30,
                                                        1998        1997
Operating activities
       Net cash provided by operating activities ...  $ 1,652     $ 1,251

Investing activities
 Investment purchases ..............................   (8,578)     (9,323)
 Investment dispositions and repayments ............    7,155       8,447
 Finance receivable originations and purchases .....   (4,488)     (3,481)
 Finance receivable principal payments received ....    3,550       3,200
 Disposition of non-strategic assets ...............        -       1,020
 Net decrease (increase) in short-term investments .     (432)        213
 Acquisitions ......................................     (591)       (283)
 Other, net ........................................     (174)       (116)
       Net cash used for investing activities ......   (3,558)       (323)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    3,473       2,290
   Policyholder account withdrawals ................   (3,361)     (2,334)
      Net policyholder account deposits
       (withdrawals) ...............................      112         (44)
   Short-term collateralized financings ............      897           -
       Total Retirement Services and Life Insurance.    1,009         (44)

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

 Consumer Finance
   Net increase (decrease) in short-term debt ......      501        (454)
   Long-term debt issuances ........................    1,129         485
   Long-term debt redemptions ......................     (815)       (808)
        Total Consumer Finance .....................      815        (777)
 Corporate
   Net increase (decrease) in short-term debt ......      769         (79)
   Long-term debt redemptions ......................     (354)          -
   Dividends on common and preferred stock .........     (285)       (248)
   Common stock repurchases ........................     (141)       (365)
   Issuance of preferred securities of subsidiaries.        -         498
   Other, net ......................................       79         129
        Total Corporate ............................       68         (65)
         Net cash provided by (used for)
          financing activities .....................    1,892        (886)

Net increase (decrease) in cash ....................      (14)         42
Cash at beginning of period ........................      263         176
Cash at end of period ..............................  $   249     $   218

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   258     $   292
   Interest
    Corporate ......................................      145         110
    Consumer Finance ...............................      391         378
   Dividends on preferred securities of
    subsidiaries ...................................       82          74



Item 1.  Financial Statements (continued).

                         AMERICAN GENERAL CORPORATION
                  Notes to Consolidated Financial Statements
                              September 30, 1998

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation and its subsidiaries (American General or the company) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at September 30, 1998, the consolidated results of operations for the three months and nine months ended September 30, 1998 and 1997, and the consolidated shareholders' equity and cash flows for the nine months ended September 30, 1998 and 1997.

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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

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

     The acquisition was accounted for using the purchase method, and the purchase price has been allocated to Western National's specific assets and liabilities based on management's best estimate of their fair values at the date of acquisition. Evaluation of fair values assigned to Western National's assets and liabilities (primarily related to insurance and annuity liabilities) is continuing, and allocation of the purchase price may be adjusted when additional information is available. The difference between the aggregate purchase price and the net assets acquired is attributed to goodwill, which will be amortized on a straight-line basis over 40 years.

     Non-cash activities related to the acquisition that are not reflected in the consolidated condensed statement of cash flows for the nine months ended September 30, 1998 were as follows:

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998



     (In millions)

     Fair value of assets acquired                    $ 7,169
     Liabilities assumed                               (5,961)
     Issuance of common stock                            (580)
     Fair value of stock options issued                   (37)
       Net cash paid                                  $   591

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



Item 1.  Financial Statements (continued).

4. Calculation of Earnings Per Share. The calculation of basic and diluted earnings per share follows:

                                  Nine Months Ended         Quarter Ended
    (In millions,                   September 30,           September 30,
     except share data)            1998        1997        1998       1997

     Net income ...........        $763        $312        $255        $226
     Dividends on
      convertible preferred
      stock ...............          (4)         (4)         (1)         (1)
     Earnings available
      to common
      shareholders (a).....         759         308         254         225
     Dividends on
      dilutive securities
       Convertible preferred
        securities of
        subsidiary, net of
        tax ...............           8           -           3           3
       Convertible preferred
        stock .............           4           -           1           1
     Earnings available
      to common
      shareholders assuming
      dilution (b) ........        $771        $308        $258        $229

     Average shares
      outstanding (a)...... 251,198,979    241,631,360 252,808,407 243,302,007
     Dilutive securities

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

       Convertible preferred
        securities of
        subsidiary ........   6,144,016           -   6,144,016   6,144,016
       Convertible preferred
        stock .............   2,317,701           -   2,317,701   2,317,701
       Stock options ......   1,498,886     934,163   2,163,928   1,012,090
     Average shares
      outstanding assuming
      dilution (b) ........ 261,159,582 242,565,523 263,434,052 252,775,814

     Net income per share
       Basic ..............       $3.02       $1.27       $1.00       $ .92
       Diluted ............       $2.95       $1.27       $ .98       $ .91

     (a) Used to compute basic earnings per share.
     (b) Used to compute diluted earnings per share.




Item 1.  Financial Statements (continued).

5. Investing Activities. Cash flows related to investing activities were as follows:

                                                        Dispositions and
                                    Purchases              Repayments
                                 Nine Months Ended      Nine Months Ended
     (In millions)                 September 30,          September 30,
                                 1998        1997       1998        1997

     Fixed maturity securities  $8,187      $9,047     $6,525      $7,563
     Mortgage loans                238         220        541         595
     Equity securities               2           2         39          70
     Other                         151          54         50         219
       Total                    $8,578      $9,323     $7,155      $8,447

6. Derivative Financial Instruments. The company purchases options to enter into interest rate swap agreements (swaptions) to limit its exposure to reduced spreads between investment yields and interest crediting rates should interest rates decline significantly over prolonged periods.
     During the nine months ended September 30, 1998, swaptions having a notional amount of $2.9 billion were purchased, and swaptions having a notional amount of $2.5 billion expired. Swaptions with a total notional amount of $3.4 billion and strike rates ranging from 4.00% to 5.00% were outstanding at September 30, 1998. These swaptions expire in 1998 and 1999.

     During the nine months ended September 30, 1998, the company entered into interest rate swap agreements with a total notional amount of $255 million. In addition, American General Annuity had interest rate swap agreements with a total notional amount of $120 million outstanding at the acquisition date, of which $80 million is outstanding at September 30, 1998. These interest rate swap agreements were entered into to convert specific investment securities or debt from a floating rate to a

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

     fixed rate basis.

     In August 1998, the company entered into a treasury rate lock agreement with a notional amount of $123 million to hedge against the risk of rising interest rates on an anticipated debt issuance expected to occur within the next six months. During third quarter 1998, treasury rate lock agreements hedging anticipated debt issuances were settled, and related settlement costs of $19 million were deferred and are being recognized as an increase to interest expense over the terms of the related debt.

     Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the nine months ended September 30, 1998 or 1997.








Item 1. Financial Statements (continued).

7. Dollar Rolls. American General has entered into dollar roll agreements as part of its strategy to increase investment yields. Dollar rolls are agreements to sell mortgage-backed securities (MBSs) and repurchase substantially the same securities at a specified price and date in the future. The dollar rolls are accounted for as short-term collateralized financings and are included in other liabilities. American General Annuity had outstanding dollar rolls of $520 million at the acquisition date. At September 30, 1998, the company had outstanding dollar roll agreements of $1.4 billion, which were collateralized by MBSs with approximately the equivalent fair value. The average amount outstanding and the weighted average interest rate on dollar rolls for the nine months ended September 30, 1998 were $977 million and 5.26%, respectively.

8. Comprehensive Income. The components of the comprehensive income for the nine months and quarter ended September 30, 1998 and 1997 were as follows:
                                  Nine Months Ended       Quarter Ended
     (In millions)                  September 30,         September 30,
                                   1998       1997      1998        1997

     Net income ................. $  763     $  312    $  255      $  226
     Other comprehensive income -
       change in net unrealized
       gains on securities, net
       of reclassification
       adjustment ...............    904        326       573         420
         Comprehensive income ... $1,667     $  638    $  828      $  646

9.   Legal Contingencies.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

     Market Conduct. In recent years, various life insurance companies have been named as defendants in class action lawsuits relating to life insurance pricing and sales practices, and a number of these lawsuits have resulted in substantial settlements. Certain of American General's subsidiaries are defendants in such purported class action lawsuits filed since 1996, asserting claims related to pricing and sales practices. American General believes it has substantial defenses to these alleged class actions and continues to assert them in courts where several of these cases are pending. At the same time, the Company is engaged in settlement discussions and related document and deposition discovery, directed toward resolving these matters expeditiously. Given the uncertain nature of litigation, the outcome of these asserted defenses and discussions cannot be predicted at this time. American General nevertheless believes  that  the ultimate  outcome  of all  such  pending litigation should not have a material adverse effect on American General's consolidated financial position. It is possible that settlements or adverse determinations in one or more of these actions could have a material adverse effect on American General's consolidated



Item 1. Financial Statements (continued).

     results of operations for a given period. No provision for any adverse determinations in this pending litigation has been made in the consolidated financial statements because the amount of the loss, if any, from these actions cannot be reasonably estimated at this time.

     Other. In addition to those lawsuits or proceedings disclosed herein, and in the company's 1997 annual report on Form 10-K, the company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in certain jurisdictions continues to create the potential for an unpredictable judgment in any given suit.

10. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the company's tax returns through 1988 and has raised certain issues related to 1987 and 1988 that the company is currently contesting in the United States Tax Court. The IRS is currently examining the company's tax returns for 1989 through 1996. Although the final outcome of any issue raised is uncertain, the company believes that the ultimate liability, including interest, will not exceed amounts recorded in the consolidated financial statements.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998



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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                                   OVERVIEW

American General reported financial highlights as follows:

                                 Nine Months Ended        Quarter Ended
(In millions,                      September 30,          September 30,
except share data)                1998       1997        1998       1997

Net income                     $    763   $    312    $    255   $    226
Net income per share (diluted)     2.95       1.27         .98        .91
Revenues and deposits            13,579     10,306       4,703      3,416
Assets                          102,197     79,416
Shareholders' equity              9,469      7,319

As discussed below, the acquisitions of Home Beneficial Life on April 16, 1997 and American General Annuity on February 25, 1998 and charges recorded by the company for merger-related costs, losses on sale of non-strategic assets, and litigation settlement in second quarter 1997 affected the comparability of the company's year over year financial results. The reasons for any significant variations between the quarters ended September 30, 1998 and 1997 are the same as those discussed below for the respective nine month periods, unless otherwise noted.


                              BUSINESS DIVISIONS

To facilitate meaningful period-to-period comparisons, earnings of each business division include earnings from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude non-recurring items and net realized investment gains. Division earnings were as follows:

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998



                                  Nine Months Ended        Quarter Ended
                                     September  30,         September 30,
(In millions)                     1998        1997       1998        1997

Retirement Services              $  340      $  186     $  111      $   59
Life Insurance                      490         424        167         146
Consumer Finance                    139         120         50          41
  Division earnings              $  969      $  730     $  328      $  246



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                              Retirement Services

Retirement Services division results were as follows:

                                 Nine Months Ended        Quarter Ended
                                   September 30,          September 30,
(In millions)                     1998        1997       1998        1997

Earnings                        $   340     $   186   $    111     $    59
Assets
 Investments                     40,052      23,224
 Separate Accounts               11,896      10,194
Sales
 Tax-qualified                    1,292       1,137        506         393
 Non-qualified                    1,843          80        762          29
Deposits
 Fixed
  Tax-qualified                   1,054       1,180        319         336
  Non-qualified                   1,719           -        693           -
 Variable (mainly tax-qualified)  1,816       1,292        664         430
Operating expenses                  167         115         60           4

Earnings. Division earnings increased 83% for the nine months ended September 30, 1998 compared to the same period in 1997. American General Annuity's operations, which were included in the division's results effective January 1, 1998, increased division earnings by $88 million. Earnings attributable to minority interests through February 25, 1998 are reported in corporate operations. Asset growth, higher investment income from prepayment of investments, and management of fixed investment spread also contributed to the division's profitability. Asset growth, excluding $13.1 billion and $2.3 billion related to the acquisitions of American General Annuity and Provident, respectively, and the fair value adjustment related to the division's securities, was 14% from September 30, 1997 to September 30, 1998, and 12% from December 31, 1997. This growth was due to an increase in variable deposits, interest credited to fixed account deposits, and stock market appreciation on assets held in Separate Accounts.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

Sales and Deposits. American General Annuity, which markets non-qualified, single premium fixed annuities primarily through financial institutions, contributed $1.8 billion to sales and total deposits in the first nine months of 1998. Since these products are single premium annuities, sales and deposit amounts are the same. Excluding American General Annuity, 1998 year-to-date sales were 12% higher and third quarter 1998 sales were 26% higher than in the same periods in 1997. Total deposits, excluding American General Annuity, increased 14% for year-to-date 1998 and 23% in third quarter 1998, and variable account deposits increased 36% for year-to-date 1998 and 44% in third quarter 1998, compared to the same periods in 1997, as a result of new sales, including capital transfers. The division's Separate Account assets, which



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

relate to variable account options, increased $1.7 billion from September 30, 1997 to September 30, 1998 and $1.3 billion from December 31, 1997, reflecting mainly variable deposit growth. Separate Account assets declined $1.3 billion from June 30, 1998, due to $1.8 billion of stock market depreciation, partially offset by $.6 billion of variable account deposits during the quarter.

Fixed  Investment Spread.   Investment  results and  crediting rates  on fixed
accounts were as follows:

                                    Nine Months Ended       Quarter Ended
                                       September 30,         September 30,
(In millions)                        1998       1997       1998       1997

Net investment income              $2,037     $1,274      $ 704      $ 429
Investment yield                     7.99%      7.92%      7.91%      7.90%
Average crediting rate               5.90       6.14       5.88       6.11
Fixed investment spread              2.09       1.78       2.03       1.79

Net investment income increased 60% in 1998 as a result of growth in invested assets and an increase in investment yield, as well as the acquisition of American General Annuity in February 1998 and income on the Provident investments acquired in April 1998. The increase in yield relates to more active management of the company's investment portfolio and higher premium income on investments called or tendered before their maturity dates, partially offset by lower market rates on new investment purchases. In response to the effect of declining market rates on investment yield, the company adjusted the rates credited to policyholders. The higher yields and reduced crediting rates increased the investment spread on fixed accounts by 31 basis points in the nine months and 24 basis points in the quarter ended September 30, 1998 compared to the same periods in 1997.

Separate   Account   Fees.     Separate   Account   fees  include   mortality,
administrative, and investment advisory fees. These fees increased $37 million, or 47%, for the first nine months of 1998 compared to the same period in 1997, due to growth in Separate Account assets.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

Surrenders. Policyholder surrenders are influenced by both competition and market performance. The division's rate of policyholder surrenders for tax-qualified accounts was 5.70% of average reserves for the first nine months of 1998 (5.63% for the quarter) compared to 4.66% (4.81% for the quarter) for the same period in 1997. The higher level of surrenders in 1998 was primarily due to increased competition from other variable investment products. The policyholder surrender rate for non-qualified accounts, which relate to American General Annuity s fixed annuity business, was 11.39% of average reserves for the first nine months and 11.00% for the third quarter of 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Operating Expenses. Operating expenses increased $52 million for the nine months and $20 million for the quarter ended September 30, 1998 compared to the same periods of 1997 due to the addition of American General Annuity's operating expenses and the increase in expenses to support the division's growth in deposits. The ratio of operating expenses to average assets decreased from .48% in 1997 to .43% in 1998, reflecting growth in assets in excess of growth in operating expenses and American General Annuity's lower overall expense ratio.


                                Life Insurance

Life Insurance division results were as follows:

                                     Nine Months Ended      Quarter Ended
                                      September 30,        September 30,
(In millions)                        1998       1997       1998       1997

Earnings                           $   490    $   424    $   167    $   146
Premiums and other considerations    2,344      2,254        793        764
Net investment income                1,675      1,561        561        527
Insurance and annuity benefits       2,233      2,171        765        726
Operating expenses                     532        541        163        185
Assets                              35,914     34,656
Insurance and annuity liabilities   25,421     25,396

Earnings. Division earnings for the nine months and quarter ended September 30, 1998 increased 16% and 15%, respectively, compared to the same periods in 1997. The increases were primarily due to higher investment income from improved investment margins, the acquisition of Home Beneficial Life in April 1997, and expense savings from consolidation of recently acquired companies, partially offset by higher death claims and startup costs for new product initiatives.

Premiums and Deposits. Premiums and other considerations, as well as sales and deposits of individual life insurance and annuities, were as follows:

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998


                                    Nine Months Ended       Quarter Ended
(In millions)                         September 30,         September 30,
                                    1998        1997      1998        1997

Premiums and other considerations $2,344 $2,254 $ 793 $ 764 Individual life insurance
 Sales                                456         390       136         133
 Deposits                             953         859       312         294
Annuities
 Sales                                358         308       113         114
 Deposits                             413         372       126         121



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Premiums and other considerations increased 4% for the first nine months of 1998 compared to the same period of 1997 primarily due to the acquisition of Home Beneficial Life in April 1997 and growth in sales of group and credit insurance. Individual life insurance sales and deposits for the first nine months of 1998 exceeded comparable 1997 amounts by 17% and 11%, respectively, primarily due to sales of recently introduced variable and indexed universal life products, as well as the division s recent entry into the corporate executive benefits markets. Sales of corporate executive benefits products can fluctuate significantly quarter to quarter due to large case size.

Annuity sales increased 16% and decreased 1% for the nine months and quarter ended September 30, 1998, respectively, compared to the same periods in the prior year. Annuity deposits increased 11% and 4% for the comparable periods. The increases in year-to-date sales and deposits were primarily due to recently introduced variable annuity products, partially offset by a decrease in sales of fixed annuities.

Investment Spread. Investment results and interest crediting rates were as follows:

                                    Nine Months Ended      Quarter Ended
                                      September 30,        September 30,
                                    1998        1997      1998        1997

Investment yield                    8.48%       8.10%     8.53%       8.04%
Average crediting rate              5.98        6.05      5.99        6.05
Investment spread                   2.50        2.05      2.54        1.99

Net investment income increased 7% in the first nine months of 1998 compared to 1997, primarily due to more active management of the company s investment portfolio, lower investment expenses, asset growth from the Home Beneficial Life acquisition, and an increase in premiums on investments called or tendered before their maturity dates. Spreads increased due to higher investment yields, as well as management of crediting rates.

Mortality and Persistency. Death claims and premium termination rates were as follows:

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

                                 Nine Months Ended        Quarter Ended
                                   September 30,          September 30,
                                  1998       1997        1998       1997

Death claims (in millions)      $  751     $  678      $  247     $  225
Death claims per $1,000
 in force                       $ 3.63     $ 3.35      $ 3.58     $ 3.29
Premium termination rate         12.69%     13.37%      13.58%     13.76%



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Death claims, included in insurance and annuity benefits, increased 11% in the first nine months of 1998 and 9% in the third quarter, compared to the same periods of 1997, reflecting the acquisition of Home Beneficial Life and less favorable mortality experience in 1998. Death claims per $1,000 in force also reflected the trend of marketing to older, more affluent policyholders. The lower premium termination rate in 1998 compared to 1997 reflected lower terminations in ancillary lines of business. Overall, mortality and persistency experience was within pricing assumptions.

Operating Expenses. Operating expenses decreased $9 million for the first nine months of 1998 and $22 million for the third quarter compared to the same periods in 1997, primarily due to cost savings from the ongoing consolidation and integration of acquired companies. These cost savings were partially offset by startup costs to introduce new products in 1998, as well as higher expenses to support increased group sales. In addition, 1998 results included Home Beneficial's operating expenses for nine months compared to five months in 1997. The ratio of operating expenses to direct premiums and deposits was 15.95% compared to 17.05% for the first nine months of 1998 and 1997, respectively, and 14.86% compared to 17.20% in third quarter 1998 and 1997, respectively. The lower ratios for 1998 reflected both decreases in operating expenses and increases in life insurance premiums and deposits. Operating expenses and the corresponding ratios, from period to period, may be affected by the amount and mix of products sold.

                               Consumer Finance

Consumer Finance division results were as follows:

                                 Nine Months Ended        Quarter Ended
                                   September 30,          September 30,
($ in millions)                   1998       1997        1998       1997

Earnings                        $  139     $  120      $   50     $   41
Average finance receivables      8,308      7,483       8,679      7,447
Yield on finance receivables     16.11%     16.96%      15.75%     16.83%
Borrowing cost                    6.62       6.80        6.55       6.90
Interest spread                   9.49      10.16        9.20       9.93
Operating expenses              $  355     $  335      $  120     $  110

Earnings. Division earnings increased 16% for the nine months and 21% for the quarter ended September 30, 1998, compared to the same periods of 1997,

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

primarily due to improved credit quality and an increase in average finance receivables.

Finance Receivables. Average finance receivables increased 11% in the first nine months of 1998 compared to the same period of 1997 and 17% in the comparable third quarter periods. These increases were due to higher loan production and bulk purchases of real estate secured loans, which reflect the company's program to improve credit quality by increasing the proportion of real estate secured loans.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Credit Quality. Charge offs, the allowance for finance receivable losses, and delinquencies were as follows:

                                 Nine Months Ended        Quarter Ended
                                   September 30,          September 30,
($ in millions)                   1998       1997        1998       1997

Charge offs                     $  161      $ 202      $   53     $   61
  Annualized % of average
   finance receivables            2.58%      3.59%       2.44%      3.27%

                                    September 30,         December 31,
                                  1998       1997             1997
Allowance for finance
 receivable losses              $  365     $  380             $  373
  % of finance receivables        4.15%      5.05%              4.65%
Delinquencies                   $  353     $  312             $  310
  % of finance receivables        3.75%      3.83%              3.60%

The decreases in the charge off and delinquency ratios in 1998 compared to the same periods in 1997 reflect the positive impact of the company's credit quality improvement program, which included an increase in the proportion of real estate secured loans and higher underwriting standards. The increase in the delinquency ratio from year-end 1997 was due to the effect of general economic conditions and the maturing of purchased real estate portfolios that were primarily new originations when purchased. The current allowance reflects the improvement in charge-off experience and credit quality, while also providing coverage for recent growth in receivables.

Interest Spread. The interest spread between yield and borrowing cost decreased 67 basis points for the nine months of 1998 and 73 basis points for the third quarter of 1998, compared to the same periods in 1997. The decline in spread reflected lower yields from the increased proportion of real estate secured loans, which generally have a higher level of credit quality and therefore lower yields, partially offset by reduced borrowing cost. Risk adjusted spreads have improved in both year-to-date and third quarter 1998.

Operating Expenses.   Operating expenses  as a percentage  of average  finance
receivables decreased  to 5.69% for the  first nine months of  1998 from 6.00%

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

for the same period of 1997, and to 5.50% from 6.05% for the comparable third quarter periods, due to the increase in average finance receivables, which more than offset the increase in operating expenses.


                                  INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and policy loans.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fair Value of Securities. A decrease in interest rates and resulting increases in bond values in the first nine months of 1998 caused a $1.6 billion increase in the fair value adjustment to fixed maturity securities and a related $905 million positive adjustment to shareholders' equity from December 31, 1997. The components of the adjustment to report fixed maturity and equity securities at fair value at September 30, 1998 and December 31, 1997, and the 1998 change, were as follows:

                                   September 30,  December 31,
(In millions)                          1998           1997      Change

Fair value adjustment to fixed
 maturity securities                 $ 4,491       $ 2,844     $ 1,647
Decrease in deferred policy
 acquisition costs and cost of
 insurance purchased                  (1,305)       (1,062)       (243)
Increase in deferred income taxes     (1,127)         (628)       (499)
Net unrealized gains
 Fixed maturity securities             2,059         1,154         905
 Equity securities                        14            15          (1)
   Net unrealized gains on
     securities                      $ 2,073       $ 1,169     $   904

Fixed Maturity Securities. At September 30, 1998, fixed maturity securities included $47.1 billion of corporate bonds, $13.9 billion of mortgage-backed securities, and $2.2 billion of bonds issued by governmental agencies. The average credit rating of the fixed maturity securities was A+ at September 30, 1998 and December 31, 1997. Average credit ratings by category at September 30, 1998 were as follows:

                                  September 30,            Average Credit
 (In millions)                         1998          %          Rating

Investment grade                     $46,108        72%         A
Mortgage-backed                       13,935        22          AAA
Below investment grade                 3,303         6          BB-
 Total fixed maturity
  securities                         $63,346       100%         A+

Below Investment Grade. Below investment grade securities have credit ratings below BBB-. Below investment grade securities were 5% of invested assets at September 30, 1998 and 4% at December 31, 1997. The company invests in below investment grade securities to enhance the overall yield of the portfolio. Investment income from below investment grade securities was $228 million for the nine months ended September 30, 1998 and $126 million for the same period in 1997. Realized investment gains (losses) were immaterial.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-Performing. Bonds are deemed to be non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest. Non-performing bonds were less than 0.1% of total fixed maturity securities at September 30, 1998 and December 31, 1997.

Mortgage Loans. Mortgage loans on real estate, consisting primarily of loans on office and retail properties, represented 5% of invested assets at September 30, 1998 and 6% at December 31, 1997. Mortgage loan statistics at September 30, 1998 and December 31, 1997 were as follows:

                                     September 30,       December 31,
     (In millions)                        1998               1997

     Mortgage loans                    $ 3,372             $ 3,326
     Allowance for losses                  (37)                (54)
       Mortgage loans, net             $ 3,335             $ 3,272

     Allowance for losses                  1.1%                1.6%
     Delinquent loans (60+ days)       $    33             $    20
       % of mortgage loans                 1.0%                 .6%
     Restructured loans                $    87             $   115
       % of mortgage loans                 2.6%                3.5%
     Yield on restructured loans           8.0%                8.6%

Watch List. At September 30, 1998, $85 million of mortgage loans were on the company's watch list, compared to $128 million at December 31, 1997. The decrease was due to loans that were no longer undercollateralized or were reinstated, refinanced, or repaid. While the watch list loans may be predictive of future delinquent loans, the company does not anticipate a significant effect on operations, liquidity, or capital from these loans.


                               CAPITAL RESOURCES

Corporate Capital. American General's target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. At September 30, 1998, corporate capital totaling $11.7 billion, excluding the fair value adjustment on securities, consisted of $2.6 billion corporate debt (22%), $1.7 billion redeemable equity (15%), and $7.4 billion shareholders' equity (63%).

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

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

for $10 million cash pursuant to  a pre-existing employment agreement, was $37
million.   In  connection with  the acquisition,  the company  assumed Western
National's long-term debt of $148 million.

The ratings assigned by rating agencies serve as an indicator of an insurance company's financial strength and ability to meet its future obligations to policyholders. During third quarter 1998, Standard & Poor s (S&P) raised the financial strength rating for American General Annuity to AA+ from AA-, consistent with S&P s ratings for American General s other principal insurance companies.

Consumer  Finance.   The Consumer  Finance division's capital  varies directly
with the amount of total finance receivables. The capital mix of consumer finance debt and equity is based primarily upon maintaining leverage at a level that supports cost-effective funding.

Consumer finance capital of $9.4 billion at September 30, 1998 included $8.1 billion of consumer finance debt, which was not guaranteed by the parent company, and $1.3 billion of equity. The Consumer Finance division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is 7.50 to 1. The ratio was 7.56 and 7.52 at September 30, 1998 and December 31, 1997, respectively.


                                   LIQUIDITY

The company's overall liquidity is based on cash flows from the business divisions and its ability to borrow in both the long-term and short-term markets at competitive rates. At September 30, 1998, the company had committed and unused credit facilities of $5.0 billion. The company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Parent Company. The parent company received $729 million of dividends, net of capital contributions, from subsidiaries during the nine months ended September 30, 1998 compared to $165 million (excluding dividends paid to USLIFE Corporation prior to its acquisition by the company) for the same period in 1997. Net dividends were low in 1997 because the company was re-evaluating the capital requirements for its business divisions. While the subsidiaries are restricted in the amount of dividends they may pay to the parent company, these restrictions are not expected to affect American General's ability to meet its cash obligations. In 1998, the company repurchased 2.2 million shares of its common stock for a total cost of $145 million, of which 1.0 million shares at a cost of $67 million were purchased in the third quarter.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Services and Life Insurance. Principal sources (uses) of cash for the Retirement Services and Life Insurance divisions were as follows:

                                                  Nine Months Ended
                                                    September 30,
(In millions)                                     1998        1997

Operating activities                             $1,639      $1,512
Fixed policyholder account deposits,
 net of withdrawals                                 112         (44)
Variable account deposits, net of
 withdrawals                                      2,090       1,501
Short-term collateralized financings                897           -

Operating cash flows for the Retirement Services and Life Insurance divisions increased $127 million in the first nine months of 1998 compared to the same period of 1997, primarily due to the acquisition of American General Annuity in first quarter 1998 and Home Beneficial Life in second quarter 1997. The 1998 increase in net fixed policyholder account deposits was due to the acquisition of American General Annuity, which primarily markets fixed annuities, partially offset by an increase in the fixed account withdrawals in the Life Insurance division. The increase in net variable account deposits for 1998 compared to 1997 related to policyholders seeking higher returns in equity-based investments, including the company's Separate Accounts. Because the investment risk on variable accounts lies solely with the policyholder, deposits and withdrawals related to Separate Accounts are not included in the company's consolidated condensed statement of cash flows. Short-term collateralized financings relate to dollar roll agreements entered into in 1998.

Major uses of cash were the net purchase of investments necessary to support increases in insurance and annuity liabilities, and net dividends paid to the parent. The subsidiaries in these divisions paid dividends, net of capital contributions, of $572 million in the first nine months of 1998 and $221 million for the same period of 1997. The 1998 net dividends are net of $188 million of capital contributions made by an intermediate holding company to the Retirement Services division in second quarter 1998 to support the Provident acquisition.

Consumer Finance. Principal sources (uses) of cash for the Consumer Finance division were as follows:
                                                  Nine Months Ended
                                                    September 30,
(In millions)                                     1998        1997

Operating activities                              $ 350       $ 422
Increase (decrease) in borrowings                   815        (777)

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

Cash provided by operating activities decreased in the first nine months of 1998 since 1997 included operations related to non-strategic assets sold in


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

second quarter 1997. Cash provided by borrowings increased in the nine months ended September 30, 1998 compared to the same period in 1997 due to growth in receivables.

Other major uses of cash were to fund finance receivables and net dividends paid to the parent company. Net cash used to fund finance receivables was $938 million for the nine months ended September 30, 1998, up from $281 million for the same period in 1997. Net dividends paid to the parent company totaled $18 million in the first nine months of 1998 compared to $87 million for the same period in 1997.


                                   YEAR 2000

Internal Systems. American General has numerous technology systems that are managed on a decentralized basis. The company's Year 2000 readiness efforts are therefore being undertaken by its key business units with centralized oversight. Each business unit has developed and is implementing a plan to minimize the risk of a significant negative impact on its operations.

While the specifics of the plans vary, the plans include the following activities: (1) perform an inventory of the company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century as they do currently; and (5) return the systems to operations. As of September 30, 1998, the inventory and assessment activities are substantially complete, and the company is progressing with activities (3) and (4). The company expects to substantially complete the remaining activities for critical systems by December 31, 1998. However, activities (3) through (5) for certain systems will continue in 1999.

Third Party Relationships. The company has relationships with various third parties who must also be Year 2000 ready. These third parties provide (or receive) resources and services to (or from) the company and include organizations with which the company exchanges information. Third parties include vendors of hardware, software, and information services; providers of infrastructure services such as voice and data communications and utilities for office facilities; investors; customers; distribution channels; and joint venture partners. Third parties differ from internal systems in that the company exercises less, or no, control over Year 2000 readiness. The company has developed a plan to assess and attempt to mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The plan includes the following activities: (1) identify and classify third party dependencies; (2) research, analyze, and document Year 2000 readiness for critical third parties; and (3) test critical hardware and software products and electronic interfaces. As of September 30, 1998, the

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998

identification and classification activities are substantially complete.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The company expects to substantially complete the research and analysis of critical third parties Year 2000 readiness by December 31, 1998. Due to the various stages of third parties Year 2000 readiness, the company s testing activities will extend through 1999.

Contingency Plans. The company has commenced contingency planning to reduce the risk of Year 2000-related business failures. The contigency plans, which address both internal systems and third party relationships, include the following activities: (1) evaluate the consequences of failure of business processes with significant exposure to Year 2000 risk; (2) determine the probability of a Year-2000 related failure for those processes that have a high consequence of failure; (3) develop an action plan to complete contingency plans for those processes that rank high in both consequence and probability of failure; and (4) complete the applicable action plans. The company has substantially completed evaluation activities as of September 30, 1998 and is proceeding with the subsequent activities. The company expects to substantially complete all contingency planning activities by April 30, 1999.

Risks and Uncertainties. Based on its plans to make internal systems ready for Year 2000, to deal with third party relationships, and to develop contingency actions, the company believes that it will experience at most isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the company s future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the company is not able to predict a most reasonably likely worst case scenario. If conversion of the company s internal systems is not completed on a timely basis (due to non-performance by significant third-party vendors, lack of qualified personnel to perform the Year 2000 work, or other unforseen circumstances in completing the company s plans), or if critical third parties fail to achieve Year 2000 readiness on a timely basis, the Year 2000 issues could have a material adverse impact on the company s operations following the turn of the century.

Costs. Through September 30, 1998, the company has incurred and expensed $53 million (pretax) related to Year 2000 readiness, including $37 million incurred during the first nine months of 1998. The company currently anticipates that it will incur future costs of approximately $30 million to $40 million (pretax) for additional internal staff, third-party vendors, and other expenses to achieve Year 2000 readiness. In addition, the company has elected to accelerate the planned replacement of certain systems as part of the Year 2000 plans. Costs of the replacement systems are being capitalized and amortized over their useful lives, in accordance with the company s normal accounting policies. The total of such capitalizable costs is expected to be less than $10 million.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                          FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained in this report and elsewhere (such as other filings by the company with the Securities and Exchange Commission, press releases, presentations by the company or its management, or oral statements) relative to markets for the company's products and trends in the company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates; (2) customer responsiveness to both new products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of or demand for the company's products; (4) the company's ability to achieve Year 2000 readiness for critical systems and operations on a timely basis; (5) adverse litigation results or resolution of litigation, including market conduct litigation; and (6) the company's failure to achieve anticipated levels of earnings or operational efficiencies related to recently acquired companies, as well as other cost-saving initiatives. Investors are also directed to other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998


                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Note 9 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended September 30, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

a.   Exhibits.

     Exhibit 10.1   American   General   Corporation  Supplemental   Executive
                    Retirement Plan

     Exhibit 11 Computation of Earnings per Share (included in Note 4 of Notes to Financial Statements)

     Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     Exhibit 27     Financial Data Schedule

b.   Reports on Form 8-K.

     None.

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998



                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1998.

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
    (Duly Authorized Officer and
    Chief Accounting Officer)

                AMERICAN GENERAL CORPORATION
                          FORM 10-Q
             For the Quarter Ended September 30, 1998




                                 EXHIBIT INDEX


   Exhibit


     10.1           American   General   Corporation  Supplemental   Executive
                    Retirement Plan

     11 Computation of Earnings per Share (included in Note 4 of Notes to Financial Statements)

     12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

     27             Financial Data Schedule