Form 10-K405
period 1998-12-31
AMERICAN GENERAL CORP /TX/
filed 1999-03-19
CIK 5103

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
-------------------------------------  ------------------------------------
                                                New York Stock Exchange
    Common Stock, Par Value $.50        G          Pacific Exchange
   Preferred Share Purchase Rights
       (one Right attached to           G       New York Stock Exchange
     each share of Common Stock)                   Pacific Exchange
   7% Convertible Preferred Stock,
           Par Value $1.50              G       New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value based on published prices as of February 28, 1999 of American General's voting Common Stock held by non-affiliates was approximately $18.2 billion. As of February 28, 1999, there were 251,702,957 shares of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 PART OF THE FORM 10-K
                          DOCUMENT                              INTO WHICH INCORPORATED
                          --------                              -----------------------
Portions of American General's 1998 Annual Report to
  Shareholders                                                    Parts I, II, and IV
Portions of American General's definitive Proxy Statement
  filed March 19, 1999, for the Annual Meeting of
  Shareholders to be held April 29, 1999                               Part III

                                                           1998 FORM 10-K

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

   Much of the information provided in response to this Item 1 is incorporated herein by reference to selected portions of American General's 1998 Annual Report to Shareholders (ARS). Appropriate references to such incorporated information are specified throughout the text of this Item 1. Portions of American General's 1998 ARS are provided as Exhibit 13 to this Form 10-K.

   CORPORATE DEVELOPMENT. Over the last four years, American General completed acquisitions with total consideration (excluding assumed debt) of approximately $6 billion. Financial data of American General and its subsidiaries (collectively, the company) included in this Form 10-K includes the operations of Western National Corporation effective January 1, 1998. The company acquired the remaining 54% equity interest of Western National Corporation on February 25, 1998. Earnings attributable to minority interests through February 25, 1998 are reflected as a charge against 1998 consolidated income. The financial data for all periods presented also includes the operations of USLIFE Corporation (USLIFE), which was acquired on June 17, 1997 and reported in accordance with the pooling of interests method of accounting. The operations of Home Beneficial Life Insurance Company and The Independent Life and Accident Insurance Company are included beginning April 16, 1997 and February 29, 1996, their respective acquisition dates. Additional information regarding acquisitions during the past three years is incorporated herein by reference to Note 2 of Notes to Financial Statements in American General's 1998 ARS.

   NEW ACCOUNTING STANDARDS. During 1998, the company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Effective December 31, 1998, the company also adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way companies report segment information. Adoption of these standards did not impact the company's consolidated results of operations or financial position. Information regarding these accounting standards is incorporated herein by reference to Note 1.16 of Notes to Financial Statements in American General's 1998 ARS.

   BUSINESS DIVISIONS. The company reports the results of its operations in three business divisions: Retirement Services, Life Insurance, and Consumer Finance. A description of each business division, including principal products, methods of distribution, and principal markets, is incorporated herein by reference to Note 18.1 of Notes to Financial Statements in American General's 1998 ARS. Financial information for each business division is incorporated herein by reference to the sections "Business Divisions," "Capital Resources," "Asset/Liability Management," and "Liquidity" of Management's Discussion and Analysis (MD&A) and Note 18.2 of Notes to Financial Statements in American General's 1998 ARS, and to Schedule III of Item 14 of this Form 10-K.

   EMPLOYEES. As of December 31, 1998, the company employed approximately 16,100 full-time salaried employees.

   INSURANCE DEPOSITS AND PREMIUMS. The following table lists deposits and premiums and other considerations of American General's retirement services and insurance subsidiaries for the past three years:

             In millions                1998       1997       1996
-----------------------------------------------------------------------
Deposits*                              $8,210     $5,046     $4,415
-----------------------------------------------------------------------
Direct premiums and other
 considerations
  Individual life premiums             $1,490     $1,530     $1,462
  Insurance charges                       863        768        698
  Group and credit health premiums        621        608        598
  Group and credit life premiums          360        310        294
  Individual health premiums              157        174        188
  Other premiums                          226        152        187
-----------------------------------------------------------------------
   Total direct premiums and
    other considerations                3,717      3,542      3,427
Reinsurance premiums assumed              373        119        125
Reinsurance premiums ceded               (485)      (299)      (308)
-----------------------------------------------------------------------
   Premiums and other
    considerations                     $3,605     $3,362     $3,244
-----------------------------------------------------------------------

* Represents premiums received for interest-sensitive life insurance and annuity products.

       AMERICAN GENERAL

--------------------------------------------------------------------------------

   LIFE INSURANCE SALES AND IN FORCE. The following table summarizes the face amounts of life insurance sales and life insurance in force for American General's insurance subsidiaries for the past three years:

          In millions              1998         1997         1996
-------------------------------------------------------------------
Individual life insurance
  sales:
 Permanent (non-participating)
  Interest-sensitive             $ 11,590     $ 13,293     $ 13,289
  Guaranteed-cost                   5,242        4,062        3,598
 Term                              24,059       23,269       22,753
 Permanent (participating)          3,547        5,778        5,710
Group life insurance sales         15,284        8,428        6,777
Credit life insurance sales         7,872        9,098        8,266
-------------------------------------------------------------------
Total                              67,594       63,928       60,393
Less: reinsurance assumed             394          386          351
-------------------------------------------------------------------
    Total direct sales           $ 67,200     $ 63,542     $ 60,042
-------------------------------------------------------------------
Individual life insurance in force
(at December 31):
 Permanent (non-participating)
  Interest-sensitive             $106,165     $103,069     $ 97,120
  Guaranteed-cost                  38,135       36,806       38,281
 Term                             104,465       98,267       96,971
 Permanent (participating)         28,813       28,686       25,810
Group life insurance in force      56,555       50,854       45,774
Credit life insurance in force     13,198       13,994       13,068
-------------------------------------------------------------------
    Total life insurance in
      force(a)(b)                $347,331     $331,676     $317,024
-------------------------------------------------------------------

(a) Before deductions for reinsurance ceded.
(b) Includes reinsurance assumed.

   ANNUITY PRODUCTS. The following table summarizes annuity liabilities by product type for American General's Retirement Services and Life Insurance divisions at December 31:

          In millions              1998         1997         1996
-------------------------------------------------------------------
Retirement Services division
 Fixed                           $ 34,024     $ 21,355     $ 20,441
 Variable                          14,771       10,545        7,118
 Payout annuities                   2,791          659          642
-------------------------------------------------------------------
    Total annuity liabilities    $ 51,586     $ 32,559     $ 28,201
-------------------------------------------------------------------
Life Insurance division
 Fixed                           $  5,012     $  5,263     $  5,857
 Variable                           1,066          721          602
 Payout annuities                   2,114        1,952        1,600
-------------------------------------------------------------------
    Total annuity liabilities    $  8,192     $  7,936     $  8,059
-------------------------------------------------------------------

   The Retirement Services division offers both tax-qualified and non-qualified annuities through plans that are qualified for tax deferral under the Internal Revenue Code. The division provides retirement annuities and employer-sponsored retirement plans to employees of educational, health care, public sector, and other not-for-profit organizations. The division also offers non-qualified annuities sold through a distribution network of financial institution representatives. In 1998, minimum guaranteed interest crediting rates for the division's fixed accounts ranged from 3.0% to 5.5%; actual interest crediting rates on fixed accounts ranged from 4.8% to 10.0%.

   The companies in the Life Insurance division offer a variety of annuity products through multiple distribution channels focused on specific market segments. At December 31, 1998, deferred individual fixed annuities comprised approximately 54% of the division's annuity liabilities. In 1998, minimum guaranteed interest crediting rates on these annuities ranged from 2.5% to 5.5%; actual interest crediting rates ranged from 2.5% to 7.0%.

   Both the Retirement Services and Life Insurance divisions offer variable annuity accounts, in which the investment risk lies predominately with the policyholder. Assets and liabilities related to these accounts are included in Separate Account assets and liabilities in the company's consolidated balance sheet.

   The Retirement Services and Life Insurance divisions also offer payout annuities that consist primarily of structured settlements of indemnity claims. Interest is credited to these annuities at fixed rates determined when the contracts are issued, consistent with the related investment yield at the time. In 1998, interest crediting rates ranged from 2.0% to 13.5%.

INVESTMENTS

   Information regarding investments is incorporated here-in by reference to the sections "Investments" and "Asset/ Liability Management" of MD&A and Notes 1.2, 4, and 15 of Notes to Financial Statements in American General's 1998 ARS, and to Schedule I of Item 14 of this Form 10-K.

INSURANCE AND ANNUITY RESERVING METHODS

   Individual life insurance reserves are based on assumptions similar to those used to establish premium rates. Further information regarding reserving methods is incorporated herein by reference to Note 1.8 of Notes to Financial Statements in American General's 1998 ARS.

REINSURANCE

   Information regarding reinsurance is incorporated herein by reference to Note
1.11 of Notes to Financial Statements in American General's 1998 ARS, and to
Schedule IV of Item 14 of this Form 10-K.

FACTORS AFFECTING PRICING OF PRODUCTS

   INSURANCE AND ANNUITY PRODUCTS. Premium rates are based on assumptions, which American General's insurance subsidiaries believe to be realistic, as to future mortality,
                                                           1998 FORM 10-K

--------------------------------------------------------------------------------
investment yields, expenses, and lapses. In addition, the pricing is influenced by competition and the company's objectives for return on capital. Although a profit margin is included in the price of the products, the actual profitability of the products can be significantly affected by the variation between actual and assumed experience.

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

   American General's retirement services and life insurance businesses operate in a highly competitive industry that consists of a large number of insurance companies, banks, mutual fund companies, and other financial institutions. No single competitor nor any small group of competitors dominates any of the markets in which the company operates. Principal competitive factors include price, financial strength ratings, selection of products, quality of service, and, with respect to variable insurance and annuity products, investment management performance.

   American General's consumer finance business competes with other consumer finance companies and other types of financial institutions that offer similar products and services, including industrial banks, industrial loan companies, mortgage banks, commercial banks, sales finance companies, savings and loan associations, federal savings banks, and credit unions. Competition in the financial services industry is intense due to the large number of companies offering financial products and services, the sophistication of those products, technological improvements, and more rapid communication.

REGULATION

   INSURANCE. American General's insurance subsidiaries are subject to state regulation in the jurisdictions in which they do business. Information concerning regulatory compliance is incorporated herein by reference to the sections "Capital Resources - Retirement Services and Life Insurance" and "Regulation and Other - Regulation" of MD&A in American General's 1998 ARS. Information regarding statutory accounting practices is incorporated herein by reference to Note 16 of Notes to Financial Statements in American General's 1998 ARS.

   Most states also regulate affiliated groups such as American General and its subsidiaries under insurance holding company laws. Additional information regarding dividend restrictions is incorporated herein by reference to Note 17.1 of Notes to Financial Statements in American General's 1998 ARS.

   All 50 states have laws requiring life insurance companies to pay assessments to state guaranty associations to protect the interests of policyholders of insolvent life insurance companies. A portion of these assessments can be recovered against the payment of future premium taxes; however, changes in state laws could decrease the amount available for recovery. The company's probable costs related to state guaranty associations are immaterial.

   The Insurance Marketplace Standards Association (IMSA) was created in 1997 by the American Council of Life Insurers, the industry's largest trade association, to provide a framework by which participating life insurers design and implement sales and marketing policies of high ethical content to benefit and protect consumers. Certification by IMSA signifies that a company has committed to maintain the standards set forth in IMSA's principles of ethical market conduct. As of December 31, 1998, the company's principal retirement services and life insurance subsidiaries were certified by IMSA.

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

   CONSUMER FINANCE. American General's consumer finance subsidiaries are subject to various types of federal

       AMERICAN GENERAL

--------------------------------------------------------------------------------

regulation including the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, certain Federal Trade Commission rules, and state laws that regulate the consumer loan and retail sales finance businesses. In addition, American General's thrift subsidiary, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and reporting requirements of the Federal Deposit Insurance Corporation and is subject to regulatory codes in Utah.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information as of March 5, 1999 regarding the company's executive officers who currently make disclosure filings pursuant to Section 16 of the Securities and Exchange Act of 1934 is as follows:

                                   Present Principal Position with the Company and
Name and Age                       Other Material Positions Held during Last Five Years
-----------------------------------------------------------------------------------------------
ROBERT M. DEVLIN (58)              Chairman (since 1997), President (1995-97 and since 1998), and Chief Executive Officer (since 1996), Director (since
                                   1993), and Vice Chairman (1993-95), American General
                                   Corporation. Director, Cooper Industries, Inc.

JON P. NEWTON (57)                 Vice Chairman and Director (since 1995), Vice Chairman and
                                   General Counsel (1995-97), and Senior Vice President and
                                   General Counsel (1993-95), American General Corporation.
                                   Director, Newmark Homes Corp.

MARK S. BERG (40)                  Executive Vice President and General Counsel (since 1998)
                                   and Senior Vice President and General Counsel (1997-98),
                                   American General Corporation. Partner (1991-97), Vinson &
                                   Elkins L.L.P.

JAMES S. D'AGOSTINO JR. (52)       Vice Chairman and Group Executive - Consumer Finance (since
                                   1998), President (1997-98), and Director (1996-98), American
                                   General Corporation; Chairman (1995-97), Chief Executive
                                   Officer (1993-97), and President (1993-95), American General
                                   Life and Accident Insurance Company, a subsidiary.

DAVID W. ENTREKIN (37)             Senior Vice President - Investor Relations (since 1998),
                                   Vice President - Investor Relations (1997-98), Director,
                                   Investor Relations (1996-97), Senior Investment Manager,
                                   Investment Research (1994-96), and Investment Manager,
                                   Investment Research (1991-94), American General Corporation.

FREDERICK W. GEISSINGER (53)       President and Chief Executive Officer (since 1995), American
                                   General Finance, Inc., a subsidiary; President and Chief
                                   Executive Officer (1994-95), American General Land
                                   Development, Inc., a former subsidiary. Independent
                                   Consultant (1992-94).

STEVEN GUTERMAN (45)               Senior Vice President (since 1998), American General
                                   Corporation; Executive Vice President (since 1998), American
                                   General Investment Management, L.P., a subsidiary. Managing
                                   Director (1983-98), Salomon Brothers.

SUSAN A. JACOBS (52)               Senior Vice President (since 1998), Deputy General Counsel, and Corporate Secretary (since 1997) and Associate General
                                   Counsel (1986-97), American General Corporation.

ALICE T. KANE (51)                 Senior Vice President (since 1998), American General
                                   Corporation; Executive Vice President (since 1998), American
                                   General Investment Management, L.P., a subsidiary. Executive
                                   Vice President (1994-98) and General Counsel (1986-95), New
                                   York Life Insurance Company. Chairman (1994-98), MainStay
                                   Mutual Funds.

JOE KELLEY (51)                    Chairman (since 1999) and Chief Executive Officer (since
                                   1997), and President (1995-99), American General Life and
                                   Accident Insurance Company, a subsidiary; Senior Vice
                                   President and Chief Marketing Officer (1994-95), American
                                   General Life Insurance Company, a subsidiary. Senior Vice
                                   President (1992-94), Prudential Preferred Financial
                                   Services.

RODNEY O. MARTIN JR. (46)          Vice Chairman and Group Executive - Life Insurance (since
                                   1998), American General Corporation; Chairman (since 1998), and President and Chief Executive Officer (since 1997),
                                   American General Life Companies, a subsidiary; President and
                                   Chief Executive Officer (1996-98), American General Life
                                   Insurance Company, a subsidiary; President and Chief
                                   Executive Officer (1995-96), American General Life Insurance
                                   Company of New York, a subsidiary. President (1993-95),
                                   Connecticut Mutual Insurance Services.

ROBERT D. MRLIK (40)               Senior Vice President - Corporate Relations (since 1998),
                                   Vice President - Investor Relations (1994-98), and Director,
                                   Investor Relations (1989-94), American General Corporation.

NICHOLAS R. RASMUSSEN (52)         Senior Vice President (since 1983) and Senior Vice
                                   President - Corporate Development (since 1993), American
                                   General Corporation.

                                                           1998 FORM 10-K

--------------------------------------------------------------------------------

                                  Present Principal Position with the Company and
Name and Age                      Other Material Positions Held during Last Five Years
-----------------------------------------------------------------------------------------------
RICHARD W. SCOTT (45)              Executive Vice President and Chief Investment Officer (since
                                   1998), American General Corporation; President and Chief
                                   Executive Officer (since 1998), American General Investment
                                   Management, L.P., a subsidiary. Executive Vice President,
                                   General Counsel, and Chief Investment Officer (1994-98),
                                   Western National Corporation.

JULIA S. TUCKER (50)               Senior Vice President - Investments (since 1997) and Vice
                                   President - Investments (1984-97), American General
                                   Corporation; Executive Vice President (since 1998), American
                                   General Investment Management, L.P., a subsidiary.

PETER V. TUTERS (46)               Senior Vice President - Investments (since 1992) and Chief
                                   Investment Officer (1993-98), American General Corporation;
                                   Executive Vice President (since 1998), American General
                                   Investment Management, L.P., a subsidiary.

THOMAS L. WEST JR. (61)            Vice Chairman and Group Executive - Retirement Services
                                   (since 1998), American General Corporation; Chairman (since
                                   1998) and Chief Executive Officer (since 1997) and President
                                   (1994-98), The Variable Annuity Life Insurance Company, a
                                   subsidiary; Chairman and Chief Executive Officer (since
                                   1998), American General Annuity Insurance Company, a
                                   subsidiary. Senior Vice President, Annuity Operations
                                   (1991-94), Aetna Life & Casualty Company.

THOMAS M. ZUREK (50)               Senior Vice President and Deputy General Counsel (since
                                   1998), American General Corporation; Senior Vice President
                                   (since 1999) and General Counsel (since 1998), American
                                   General Life Companies, a subsidiary. Partner (1992-98),
                                   Nyemaster, Goode, McLaughlin, Voigts, Hansel & O'Brien, PC.

ITEM 2. PROPERTIES

   The company's corporate headquarters is located in the American General Center, a complex of office buildings with 2.2 million square feet on a 46-acre tract near downtown Houston. American General and certain subsidiaries own all of the buildings and underlying land in the complex. The company occupies approximately 50% of the total office space available in the American General Center.

   American General's subsidiaries also own various other properties, including properties held for investment, branch office buildings, and the home office buildings of: (1) American General Finance, Inc. in Evansville, Indiana; (2) American General Life and Accident Insurance Company in Nashville, Tennessee;
(3) The Franklin Life Insurance Company in Springfield, Illinois; and (4) The Old Line Life Insurance Company of America in Milwaukee, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

   MARKET CONDUCT. In recent years, various life insurance companies have been named as defendants in class action lawsuits relating to life insurance pricing and sales practices, and a number of these lawsuits have resulted in substantial settlements. Certain of American General's subsidiaries are defendants in similar purported class action lawsuits. On December 16, 1998, American General announced that certain of its life insurance subsidiaries had entered into agreements to resolve substantially all of the material pending market conduct class action lawsuits. The settlements are not final until approved by the courts and any appeals are resolved. If court approvals are obtained and appeals are not taken, it is expected the settlements will be final in third quarter 1999.

   In conjunction with the proposed settlements, the company recorded a charge of $378 million ($246 million aftertax) in fourth quarter 1998. The charge covers the cost of additional policyholder benefits and other anticipated expenses resulting from the proposed settlements, as well as other administrative and legal costs.

   ENVIRONMENTAL. In accordance with Item 103 of Regulation S-K, environmental lawsuits involving a governmental authority with potential exposure equal to or greater than $100,000 are required to be disclosed. The company currently has two such pending lawsuits.

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

   Pebble Creek. Various violations of operating permits held by Pebble Creek Service Corporation (Pebble Creek), an indirect wholly owned subsidiary of American General,

       AMERICAN GENERAL

--------------------------------------------------------------------------------

are being addressed by Pebble Creek with the United States Environmental Protection Agency (EPA). These violations include inaccurate reporting of test results by a former plant operator and violations of effluent parameters in connection with its wastewater treatment plant. In 1994, representatives of Pebble Creek attended a meeting to show cause why the EPA should not initiate enforcement proceedings against Pebble Creek. To date, Pebble Creek has not been made aware of the EPA's decision. The company believes that penalties in excess of $100,000 could be assessed against Pebble Creek.

   OTHER. In addition to those lawsuits or proceedings disclosed herein, the company is party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to create the potential for an unpredictable judgment in any given suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during fourth quarter 1998.

                                                           1998 FORM 10-K

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

   The quarterly high and low market prices of American General's common stock as quoted by the New York Stock Exchange and restrictions on retained earnings for the payment of dividends are incorporated herein by reference to Notes 20 and 17.1, respectively, of Notes to Financial Statements in American General's 1998 ARS.

   Common stock was owned by 35,658 shareholders of record and approximately 80,000 beneficial owners at February 28, 1999. The quarterly cash dividends paid on common stock are incorporated herein by reference to Note 20 of Notes to Financial Statements in American General's 1998 ARS.

   The common stock of American General is traded in the United States on the New York Stock Exchange and the Pacific Exchange. The common stock is also traded on the London Stock Exchange and the Swiss Stock Exchanges of Basel, Geneva, and Zurich.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data is derived from the consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included or incorporated by reference herein.

                                                                     Years Ended December 31,
                                                       ----------------------------------------------------
         In millions, except per share data              1998       1997       1996       1995       1994
-----------------------------------------------------------------------------------------------------------
Revenues                                               $ 10,251    $ 8,927    $ 8,714    $ 8,236    $ 6,492
Net income                                                  764(a)     542(b)     653(c)     650(d)     609(e)
Net income per common share
 Basic                                                     3.02       2.21       2.67       2.68       2.47
 Diluted                                                   2.96(a)    2.19(b)    2.63(c)    2.66(d)    2.46(e)
Assets(f)                                               105,107     80,620     74,134     69,083     53,300
Debt
 Corporate                                                2,743      1,916      2,102      2,295      2,381
 Consumer Finance                                         8,863      7,266      7,630      7,470      7,090
Redeemable equity                                         1,728      1,726      1,227        729         47
Shareholders' equity(f)                                   8,871      7,583      6,844      7,109      4,334
Cash dividends per common share(g)                         1.50       1.40       1.30       1.24       1.16

---------------
(a) Includes $246 million ($.94 per share) aftertax litigation settlements and $42 million ($.16 per share) aftertax Year 2000 costs.
(b) Includes $247 million ($.99 per share) aftertax merger-related costs, $73 million ($.29 per share) aftertax loss on sale of non-strategic assets, and $33 million ($.13 per share) aftertax litigation settlement.
(c) Includes $111 million ($.44 per share) aftertax loss on sale of non-strategic assets and $32 million ($.13 per share) aftertax write-down of USLIFE group insurance business.
(d) Includes $140 million ($.57 per share) aftertax adjustment to the allowance for finance receivable losses.
(e) Includes aftertax net realized investment losses of $115 million ($.47 per share). Net realized investment gains for 1995-1998 were immaterial.
(f) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 1998 ARS.
(g) Excludes dividends paid by USLIFE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" on pages 23-33 in American General's 1998 ARS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

   American General's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about market risk resulting from changes in interest rates are incorporated herein by reference to "Asset/Liability Management" of MD&A in American General's 1998 ARS. American General has elected to present the quantitative information using a sensitivity analysis, as this is the most widely-used method in the financial services industry.

ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

   Financial statements and supplementary data are incorporated herein by reference to pages 34-54 in American General's 1998 ARS.

   The ratios of earnings to fixed charges are incorporated herein by reference to Exhibit 12 of Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

       AMERICAN GENERAL

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing in the section "Election of Directors" in American General's definitive Proxy Statement filed March 19, 1999 (1999 Proxy Statement) is incorporated herein by reference. Information regarding the company's executive officers is included in Part I, Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing in the sections "The Board of Directors" and "Executive Compensation" in American General's 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing in the section "Security Ownership" in American General's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing in the section "Certain Relationships and Transactions" in American General's 1999 Proxy Statement is incorporated herein by reference.

                                                           1998 FORM 10-K

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

                                                                        Page Reference
                                                              ----------------------------------
                                                                                       1998
                                                              Form 10-K            Annual Report
------------------------------------------------------------------------------------------------
   1. Financial Statements
      Report of Ernst & Young LLP, Independent Auditors          -                    55
      Consolidated Financial Statements
         Statement of Income                                     -                    34
         Balance Sheet                                           -                    35
         Statements of Shareholders' Equity and
         Comprehensive Income                                    -                    36
         Statement of Cash Flows                                 -                    37
         Notes to Financial Statements                           -                   38-54
   2. Financial Statement Schedules
      Schedule I - Summary of Investments - Other than
      Investments in Affiliates                                 14                     -
      Schedule II - Condensed Financial Information of
      Registrant                                               15-17                   -
      Schedule III - Supplementary Insurance Information        18                     -
      Schedule IV - Reinsurance                                 19                     -
      Schedule V - Valuation and Qualifying Accounts            20                     -

       All other financial statement schedules have been omitted because they are inapplicable.

   3. Exhibits


        Exhibit
         Number
------------------------------------------------------------------------------------------
            3.1          Restated Articles of Incorporation of American General
                         Corporation (including Statement of Resolution Establishing
                         Series
                         of Shares of Series A Junior Participating Preferred Stock)
            3.2          Articles of Amendment to the Restated Articles of Incorporation
                         of American General
            3.3          Statement of Resolution Establishing Series of Shares of Series A
                         Cumulative Convertible Preferred Stock
            3.4          Statement of Resolution Establishing Series of Shares of 7%
                         Convertible Preferred Stock
            3.5          Resolutions Establishing American General's 6% Series A
                         Convertible Junior Subordinated Debentures
            3.6          Amended and Restated Bylaws of American General Corporation
            4.1          There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
            4.2          Rights Agreement, dated as of July 27, 1989, between American
                         General and Chase Bank of Texas (formerly known as Texas Commerce
                         Bank), as Rights Agent (Rights Agreement)
            4.3          First Amendment to Rights Agreement, dated as of October 26,
                         1992, between American General and First Chicago Trust Company of
                         New York, as Rights Agent

                           Filed Herewith(*), Nonapplicable (NA),
                                             or
                                Incorporated by Reference to
                          ----------------------------------------
                                                American General
        Exhibit                                Registration No. or
         Number                Exhibit               Report
------------------------  ----------------------------------------
            3.1           4.1                       33-33115
            3.2           4                    Form 10-Q for First
                                                  Quarter 1998
            3.3           4(o)                      33-58317
            3.4           4(d)                     333-00513
            3.5           4(k)                     333-00513
            3.6           3.6*                         NA
            4.1           NA                           NA
            4.2           4                        Form 10-Q
                                                   for Second
                                                  Quarter 1989
            4.3           19                       Form 10-Q
                                                   for Third
                                                  Quarter 1992

                                                                                              (continued on next page)


       AMERICAN GENERAL


        Exhibit
         Number
------------------------------------------------------------------------------------------
            4.4          Junior Subordinated Indenture, dated as of May 15, 1995, between
                         American General and The Chase Manhattan Bank (formerly known as
                         Chemical Bank), as Trustee, relating to American General's 6%
                         Series A Convertible Junior Subordinated Debentures
            4.5          Terms of the 6% Convertible Monthly Income Preferred Securities,
                         Series A, of American General Delaware, L.L.C.
            4.6          Guarantee of American General with respect to the 6% Convertible
                         Monthly Income Preferred Securities, Series A, of American
                         General Delaware, L.L.C.
           10.1          1984 Stock and Incentive Plan (As Amended and Restated)
           10.2          1994 Stock and Incentive Plan (As Amended and Restated)
           10.3          American General Corporation 1997 Stock and Incentive Plan (As
                         Amended and Restated)
           10.4          American General Corporation 1999 Stock and Incentive Plan
           10.5          American General Corporation Deferred Compensation Plan
           10.6          First Amendment to American General Corporation Deferred
                         Compensation Plan
           10.7          Form of Change in Control Severance Agreement
           10.8          American General Corporation Supplemental Executive Retirement
                         Plan
           10.9          Restoration of Retirement Income Plan for Certain Employees
                         Participating in the Restated American General Retirement Plan
                         (Restoration of Retirement Income Plan)
           10.10         First Amendment to Restoration of Retirement Income Plan
           10.11         Second Amendment to Restoration of Retirement Income Plan
           10.12         Third Amendment to Restoration of Retirement Income Plan
           10.13         American General Supplemental Thrift Plan
           10.14         First Amendment to American General Supplemental Thrift Plan
           10.15         Second Amendment to American General Supplemental Thrift Plan
           10.16         Third Amendment to American General Supplemental Thrift Plan
           10.17         Employment Agreement, dated as of February 1, 1998, between
                         American General and Robert M. Devlin
           10.18         Employment Agreement, dated as of February 1, 1998, between
                         American General and Jon P. Newton
                                                       (continued on next page)

                           Filed Herewith(*), Nonapplicable (NA),
                                             or
                                Incorporated by Reference to
                          ----------------------------------------
                                                American General
        Exhibit                                Registration No. or
         Number                Exhibit               Report
------------------------  ----------------------------------------
            4.4           4(g)                     333-00513
            4.5           4(i)                     333-00513
            4.6           4(j)                     333-00513
           10.1           10.1                   Form 10-Q for
                                               Second Quarter 1998
           10.2           10.2                   Form 10-Q for
                                               Second Quarter 1998
           10.3           10.3                   Form 10-Q for
                                               Second Quarter 1998
           10.4           10.4*                        NA
           10.5           4.4                      333-52103
           10.6           4.4(a)                   333-52103
           10.7           10.1                 Form 10-Q for First
                                                  Quarter 1998
           10.8           10.1                 Form 10-Q for Third
                                                  Quarter 1998
           10.9           10.3                     Form 10-K
                                                    for 1993
           10.10          10.4                     Form 10-K
                                                    for 1993
           10.11          10.5                     Form 10-K
                                                    for 1993
           10.12          10.7                 Form 10-K for 1996
           10.13          10.6                     Form 10-K
                                                    for 1993
           10.14          10.7                     Form 10-K
                                                    for 1993
           10.15          10.8                     Form 10-K
                                                    for 1993
           10.16          10.9                     Form 10-K
                                                    for 1993
           10.17          10.12                    Form 10-K
                                                    for 1997
           10.18          10.13                    Form 10-K
                                                    for 1997

                                                           1998 FORM 10-K


        Exhibit
         Number
------------------------------------------------------------------------------------------
           10.19         Employment Agreement, dated as of February 1, 1998, between
                         American General and James S. D'Agostino Jr.
           10.20         Supplemental Executive Retirement Agreement, dated as of February
                         1, 1998, between American General and Robert M. Devlin
           10.21         Supplemental Executive Retirement Agreement, dated as of February
                         1, 1998, between American General and Jon P. Newton
           10.22         Supplemental Executive Retirement Agreement, dated as of February
                         1, 1998, between American General and James S. D'Agostino Jr.
           10.23         First Amendment to Employment Agreement, dated as of February 1,
                         1998, between American General and Robert M. Devlin
           10.24         First Amendment to Employment Agreement, dated as of February 1,
                         1998, between American General and Jon P. Newton
           10.25         First Amendment to Employment Agreement, dated as of February 1,
                         1998, between American General and James S. D'Agostino Jr.
           10.26         First Amendment to Supplemental Executive Retirement Agreement,
                         dated as of February 1, 1998, between American General and Robert
                         M. Devlin
           10.27         First Amendment to Supplemental Executive Retirement Agreement,
                         dated as of February 1, 1998, between American General and Jon P.
                         Newton
           10.28         First Amendment to Supplemental Executive Retirement Agreement,
                         dated as of February 1, 1998, between American General and James
                         S. D'Agostino Jr.
           10.29         Forms of Split-Dollar Agreement and Assignment of Life Insurance
                         Policy as Collateral Agreement
           10.30         American General Corporation Retirement Plan for Directors (as
                         amended and restated)
           10.31         American General Corporation Performance-Based Plan for Executive
                         Officers, Amended and Restated Effective January 1, 1995
           10.32         Letter Agreement dated September 11, 1997 between American
                         General and Michael J. Poulos
           10.33         Supplemental Retirement Agreement between American General and
                         Michael J. Poulos
           10.34         Western National Corporation (WNC) Supplemental Plan
           10.35         Western National Corporation Supplemental Plan Trust Agreement
                                                       (continued on next page)

                           Filed Herewith(*), Nonapplicable (NA),
                                             or
                                Incorporated by Reference to
                          ----------------------------------------
                                                American General
        Exhibit                                Registration No. or
         Number                Exhibit               Report
------------------------  ----------------------------------------
           10.19          10.14                    Form 10-K
                                                    for 1997
           10.20          10.15                    Form 10-K
                                                    for 1997
           10.21          10.16                    Form 10-K
                                                    for 1997
           10.22          10.17                    Form 10-K
                                                    for 1997
           10.23          10.3                 Form 10-Q for First
                                                  Quarter 1998
           10.24          10.4                 Form 10-Q for First
                                                  Quarter 1998
           10.25          10.5                 Form 10-Q for First
                                                  Quarter 1998
           10.26          10.6                 Form 10-Q for First
                                                  Quarter 1998
           10.27          10.7                 Form 10-Q for First
                                                  Quarter 1998
           10.28          10.8                 Form 10-Q for First
                                                  Quarter 1998
           10.29          10.9                 Form 10-Q for First
                                                  Quarter 1998
           10.30          10.18                    Form 10-K
                                                    for 1997
           10.31          10.19                    Form 10-K
                                                    for 1994
           10.32          10.20                    Form 10-K
                                                    for 1997
           10.33          10.13                Form 10-Q for Third
                                                  Quarter 1990
           10.34          10.37 to WNC                 NA
                          annual report on
                          Form 10-K for
                          1994
           10.35          10.17 to WNC                 NA
                          annual report on
                          Form 10-K for
                          1995

       AMERICAN GENERAL


        Exhibit
         Number
------------------------------------------------------------------------------------------
           10.36         Western National Corporation 1993 Stock and Incentive Plan, as
                         amended
           11            Computation of Earnings per Share (included in Note 19 of Notes to Financial Statements in American General's 1998 ARS)
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 1998 Annual Report to Shareholders
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General
           23            Consent of Ernst & Young LLP, Independent Auditors
           24            Powers of attorney for the directors signing this Form 10-K
           27            Financial Data Schedule

                           Filed Herewith(*), Nonapplicable (NA),
                                             or
                                Incorporated by Reference to
                          ----------------------------------------
                                                American General
        Exhibit                                Registration No. or
         Number                Exhibit               Report
------------------------  ----------------------------------------
           10.36          10.18 to WNC                 NA
                          annual report on
                          Form 10-K for
                          1995
           11             NA                           NA
           12             12*                          NA
           13             13*                          NA
           21             21*                          NA
           23             23*                          NA
           24             24*                          NA
           27             27*                          NA

                        Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed after September 30, 1998:

     1. Current Report on Form 8-K dated December 16, 1998, with respect to issuance of press release announcing that certain of American General's life insurance subsidiaries had entered into agreements to resolve market conduct class action lawsuits.
     2. Current Report on Form 8-K dated February 11, 1999, with respect to authorization for issuance of $150 million of American General's 6 5/8% Notes Due 2029.

                                                           1998 FORM 10-K

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

In millions

                                                                              At December 31, 1998
                                                              -----------------------------------------------------
                                                                                                          Amount
                                                                Cost                                     Shown in
                                                                 or                                    Consolidated
                                                              Amortized              Fair                Balance
                     Type of Investment                         Cost                Value                 Sheet
-------------------------------------------------------------------------------------------------------------------
Fixed maturity securities
  Bonds and notes
     U.S. government obligations                               $   899             $ 1,019                $  1,019
     States and political subdivisions                             627                 671                     671
     Foreign governments                                           843                 940                     940
     Mortgage-backed securities                                 12,422              13,019                  13,019
     Public utilities                                            5,086               5,521                   5,521
     All other corporate                                        39,219              41,443                  41,443
  Redeemable preferred stocks                                      116                 118                     118
-------------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                       59,212              62,731                  62,731
-------------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks                                                    192                 215                     215
  Perpetual preferred stocks                                        96                 110                     110
-------------------------------------------------------------------------------------------------------------------
          Total equity securities                                  288                 325                     325
-------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate*                                   3,368                                       3,368
Investment real estate*
  Investment properties                                            157                                         157
  Acquired in satisfaction of debt                                  69                                          69
Policy loans                                                     2,329                                       2,329
Other long-term investments                                        230                                         230
Short-term investments                                             654                                         654
-------------------------------------------------------------------------------------------------------------------
          Total investments                                    $66,307                                   $  69,863
-------------------------------------------------------------------------------------------------------------------

* Net of applicable allowance for losses. See Schedule V of this Form 10-K.

       AMERICAN GENERAL

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENT OF INCOME OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

              For the Years Ended December 31,
                        In millions                             1998                    1997                    1996
----------------------------------------------------------------------------------------------------------------------
Revenues
  Dividends - affiliated                                       $ 793                   $ 827                  $    464
  Interest income - affiliated                                   198                     138                       120
  Net realized investment gains                                   67                      16                        21
  Other income
     Affiliated                                                   42                      57                        39
     Other                                                         3                       1                         2
----------------------------------------------------------------------------------------------------------------------
       Total revenues                                          1,103                   1,039                       646
----------------------------------------------------------------------------------------------------------------------
Expenses
  Operating costs and expenses
     Affiliated                                                    6                      20                        10
     Other                                                       120                     118                        69
  Interest expense
     Affiliated(a)                                               181                     165                        84
     Other                                                       179                     140                       123
  Other charges
     Litigation settlements(b)                                    56                       -                         -
     Merger-related costs                                          -                     102                         -
     Loss on sale of non-strategic assets                          -                      13                        20
----------------------------------------------------------------------------------------------------------------------
       Total expenses                                            542                     558                       306
----------------------------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in undistributed
  net income of subsidiaries                                     561                     481                       340
Income tax benefit                                                81                     107                        34
Equity in undistributed net income of subsidiaries (net of
  dividends paid to parent)                                      122                     (46)                      279
----------------------------------------------------------------------------------------------------------------------
       Net income                                              $ 764                   $ 542                   $   653
----------------------------------------------------------------------------------------------------------------------

(a) Includes $150 million in 1998, $141 million in 1997, and $74 million in 1996 related to subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 13 of Notes to Financial Statements in American General's 1998 ARS.

(b) Represents a portion of administrative and legal costs related to proposed settlements of market conduct class action lawsuits involving American General's life insurance subsidiaries. Additional information is incorporated herein by reference to Notes 3.1 and 17.2 of Notes to Financial Statements in American General's 1998 ARS.

                                                           1998 FORM 10-K

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

BALANCE SHEET OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

                      At December 31,
                        In millions                            1998          1997          1996
------------------------------------------------------------------------------------------------
Assets
  Investments
     Subsidiaries, at equity                                  $11,507       $10,251       $8,181
     Other                                                          7             9            8
  Cash                                                              -             -            -
  Receivables from subsidiaries                                   337            33           23
  Indebtedness from subsidiaries                                2,604         1,585        1,555
  Other                                                           129           195           67
------------------------------------------------------------------------------------------------
       Total assets                                           $14,584       $12,073       $9,834
------------------------------------------------------------------------------------------------
Liabilities
  Short-term debt                                             $ 1,607       $   575       $  153
  Long-term debt(a)
     Senior(b)                                                  1,147         1,351        1,182
     Subordinated, held by subsidiaries(c)                      2,018         2,021        1,505
  Indebtedness to subsidiaries                                    426           360           21
  Liability for litigation settlements(d)                         366             -            -
  Federal income taxes                                              8           (10)          39
  Other                                                           141           193           90
------------------------------------------------------------------------------------------------
       Total liabilities                                        5,713         4,490        2,990
------------------------------------------------------------------------------------------------
Shareholders' equity
  Convertible preferred stock                                      85            85           85
  Common stock                                                    939           326          572
  Cost of treasury stock(e)                                      (759)         (621)        (860)
  Retained earnings                                             7,007         6,624        6,420
  Accumulated other comprehensive income(f)                     1,599         1,169          627
------------------------------------------------------------------------------------------------
       Total shareholders' equity                               8,871         7,583        6,844
------------------------------------------------------------------------------------------------
       Total liabilities and equity                           $14,584       $12,073       $9,834
------------------------------------------------------------------------------------------------

(a) The five-year schedule of maturities of debt is as follows: 1999, $103 million; 2000, $353 million; 2001, $3 million; 2002, $35 million; and 2003,
    $100 million.

(b) The principal amount of American General senior notes held by subsidiaries was $10 million at December 31, 1998, 1997, and 1996.

(c) Includes $1.97 billion in 1998 and 1997, and $1.46 billion in 1996 of subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 13 of Notes to Financial Statements in American General's 1998 ARS.

(d) Represents liability for proposed settlements of market conduct class action lawsuits. This liability includes $310 million assumed from American General's life insurance subsidiaries; the parent company has a corresponding receivable from subsidiaries. Additional information is incorporated herein by reference to Notes 3.1 and 17.2 of Notes to Financial Statements in American General's 1998 ARS.

(e) Includes 699,614 shares at a cost of $8 million in 1998, 1997, and 1996 which are held by a subsidiary. The 1996 amount includes 25,536,200 shares at a cost of $346 million which were held by a subsidiary and retired in 1997.

(f) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 1998 ARS.
       AMERICAN GENERAL

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

              For the Years Ended December 31,
                        In millions                             1998                1997                1996
--------------------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                   $ 764               $   542             $   653
  Reconciling adjustments
     Equity in undistributed net income of subsidiaries (net
      of dividends paid to parent)                              (122)                   46                (279)
     Other, net                                                   93                   (64)                 54
--------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                 735                   524                 428
--------------------------------------------------------------------------------------------------------------
Investing activities
  Net increase in indebtedness from subsidiaries                (870)                  (30)                (82)
  Net increase (decrease) in indebtedness to subsidiaries         66                   339                  (2)
  Capital contributions to subsidiaries                         (152)                 (667)               (311)
  Return of capital from subsidiaries                             10                    10                  53
  Acquisitions                                                     -                  (283)               (106)
  Net decrease in other investments                               75                    16                  48
  Other, net                                                       9                    46                 (11)
--------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                   (862)                 (569)               (411)
--------------------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in short-term debt                   1,032                   421                 (90)
  Long-term debt issuances                                         -                   515                 516
  Long-term debt redemptions                                    (357)                 (133)                  -
  Common stock repurchases                                      (195)                 (467)               (191)
  Dividends on common and preferred stock                       (381)                 (335)               (304)
  Other, net                                                      28                    44                  51
--------------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities      127                    45                 (18)
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                    -                     -                  (1)
Cash at beginning of year                                          -                     -                   1
--------------------------------------------------------------------------------------------------------------
       Cash at end of year                                     $   -               $     -             $     -
--------------------------------------------------------------------------------------------------------------

                                                           1998 FORM 10-K

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

In millions

                                      At December 31,                           For the Years Ended December 31,
                                   ----------------------      ----------------------------------------------------------------
                                                                                                         Amorti-
                                                                                                          zation
                                                               Premiums                                     of
                                   Deferred      Insurance       and                       Insurance     Deferred
                                    Policy         and          Other          Net           and          Policy        Other
                                   Acquisition   Annuity       Consider-     Investment    Annuity       Acquisition   Operating
             Division              Costs(a)(b)   Liabilities(c)  ations      Income(d)     Benefits      Costs(b)(e)   Expenses
-------------------------------------------------------------------------------------------------------------------------------
1998
  Retirement Services               $1,328       $36,792        $  320        $2,753        $2,114         $113         $  169
  Life Insurance                     2,871        25,680         3,113         2,240         2,959          558            968
  Consumer Finance                      10           441           172            76            86            8             10
  Other(f)                               -           (69)            -            26             -            1            871
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $4,209       $62,844        $3,605        $5,095        $5,159         $680         $2,018
-------------------------------------------------------------------------------------------------------------------------------
1997
  Retirement Services               $  392       $21,995        $  113        $1,706        $1,286         $ 42         $  133
  Life Insurance                     2,995        25,283         3,065         2,099         2,949          494            965
  Consumer Finance                      10           443           184            69            93            9             10
  Other(f)                               1           (62)            -           146             4            1            814
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $3,398       $47,659        $3,362        $4,020        $4,332         $546         $1,922
-------------------------------------------------------------------------------------------------------------------------------
1996
  Retirement Services               $  558       $21,067        $   78        $1,652        $1,244         $ 31         $  126
  Life Insurance                     3,140        24,550         2,964         2,016         2,880(g)       490(g)         929
  Consumer Finance                      11           463           202            66           103            9             11
  Other(f)                               -           (58)            -            39             4            1            986
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $3,709       $46,022        $3,244        $3,773        $4,231         $531         $2,052
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 1998 ARS.

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

(g) Insurance and annuity benefits and amortization of deferred policy acquisition costs include $13 million and $37 million, respectively, for write-down of USLIFE group insurance business.

       AMERICAN GENERAL

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE IV - REINSURANCE

In millions

                                                                                                     Percentage
                                                                                                         of
                                                       Ceded to        Assumed                         Amount
                                          Gross          Other        from Other         Net          Assumed
Description                              Amount        Companies      Companies        Amount          to Net
---------------------------------------------------------------------------------------------------------------
1998
  Life insurance in force at year end   $344,857        $65,643         $ 2,474       $281,688            .9%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  2,832        $   205         $   116       $  2,743           4.2%
       Accident and health insurance         778            277             225            726          31.0
       Property-liability insurance          107              3              32            136          23.3
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  3,717        $   485         $   373       $  3,605          10.3%
---------------------------------------------------------------------------------------------------------------
1997
  Life insurance in force at year end   $310,162        $57,261*        $21,514       $274,415           7.8%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  2,640        $   178         $    67       $  2,529           2.7%
       Accident and health insurance         782            113              11            680           1.7
       Property-liability insurance          120              8              41            153          26.7
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  3,542        $   299         $   119       $  3,362           3.5%
---------------------------------------------------------------------------------------------------------------
1996
  Life insurance in force at year end   $297,219        $42,155         $19,805       $274,869           7.2%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  2,535        $   144         $    67       $  2,458           2.7%
       Accident and health insurance         786            146              18            658           2.7
       Property-liability insurance          106             18              40            128          31.0
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  3,427        $   308         $   125       $  3,244           3.9%
---------------------------------------------------------------------------------------------------------------

* Restated to reflect revised financial information.

                                                           1998 FORM 10-K

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

In millions

                                                                 Additions
                                              ------------------------------------------------
                                                  Charged to         Charged to
                                 Balance at     Provision for         Realized      Charged to               Balance at
                                 Beginning    Finance Receivable     Investment       Other       Deduc-       End of
Description                       of Year           Losses         (Gains)/Losses    Accounts    tions(a)       Year
-----------------------------------------------------------------------------------------------------------------------
1998
  Allowance for losses on:
     Finance receivables            $373             $212               $  -           $17(b)      $220         $382
     Mortgage loans on real
       estate                         54                -                (15)            -            5           34
     Investment real estate           18                -                  3             -            7           14
  Restructuring liability             62                -                  -             -           32(c)        30
  Valuation allowance on
     deferred
     tax asset                        68                -                  -             1(d)         -           69
-----------------------------------------------------------------------------------------------------------------------
       Total                        $575             $212               $(12)          $18         $264         $529
-----------------------------------------------------------------------------------------------------------------------
1997
  Allowance for losses on:
     Finance receivables            $395             $248               $  -           $ -         $270         $373
     Mortgage loans on real
       estate                         84                -                (20)            -           10           54
     Investment real estate           34                -                  8             -           24           18
     Other long-term investments       1                -                  -             -            1            -
  Restructuring liability              -                -                  -            71(e)         9(f)        62
  Valuation allowance on
     deferred tax asset               46                -                  -            22(d)         -           68
-----------------------------------------------------------------------------------------------------------------------
       Total                        $560             $248               $(12)          $93         $314         $575
-----------------------------------------------------------------------------------------------------------------------
1996
  Allowance for losses on:
     Finance receivables            $492             $417               $  -           $ -         $514(g)      $395
     Mortgage loans on real
       estate                         96                -                  2             -           14           84
     Investment real estate           55                -                  3             -           24           34
     Other long-term investments      48                -                  -             1           48            1
  Valuation allowance on
     deferred
     tax asset                        42                -                  -             4(d)         -           46
-----------------------------------------------------------------------------------------------------------------------
       Total                        $733             $417               $  5           $ 5         $600         $560
-----------------------------------------------------------------------------------------------------------------------

(a) Resulting from write-offs of uncollectible receivables, mortgage loan payoffs, sales of real estate, and foreclosures of real estate.

(b) Related to allowance for acquired receivables.

(c) Includes $9 million of personnel-related costs and $23 million for write-off of computer equipment and software and elimination of redundant facilities.

(d) Relates to operating loss carryovers not expected to be utilized, charged to deferred tax expense.

(e) Restructuring costs related to the integration of USLIFE into the company's operations and the concurrent realignment of the Life Insurance division. Additional information is incorporated herein by reference to Note 3.2 of Notes to Financial Statements in American General's 1998 ARS.

(f) Includes $7 million of personnel-related costs and $2 million to eliminate redundant facilities.

(g) Includes $70 million reclassified to assets held for sale.
       AMERICAN GENERAL

--------------------------------------------------------------------------------

AMERICAN GENERAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 19, 1999.

                                        AMERICAN GENERAL CORPORATION

                                        By: /s/  Pamela J. Penny
                                        ----------------------------------------

                                        Pamela J. Penny
                                        (Vice President and Controller)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 19, 1999.

Robert M. Devlin*
-----------------------------------------------------------------

Robert M. Devlin
(Chairman, President, and Chief Executive Officer -
Principal Executive Officer)

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

J. Evans Attwell
(Director)

Brady F. Carruth*
-----------------------------------------------------------------

Brady F. Carruth
(Director)

W. Lipscomb Davis Jr.*
-----------------------------------------------------------------

W. Lipscomb Davis Jr.
(Director)

J. Edward Easler II*
-----------------------------------------------------------------

J. Edward Easler II
(Director)

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

                                                           1998 FORM 10-K

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
                         Corporation (including Statement of Resolution Establishing Series of Shares of Series A Junior Participating Preferred Stock)
            3.2          Articles of Amendment to the Restated Articles of Incorporation    4                  Form 10-Q for First
                         of American General                                                                      Quarter 1998
            3.3          Statement of Resolution Establishing Series of Shares of Series A  4(o)                    33-58317
                         Cumulative Convertible Preferred Stock
            3.4          Statement of Resolution Establishing Series of Shares of 7%        4(d)                   333-00513
                         Convertible Preferred Stock
            3.5          Resolutions Establishing American General's 6% Series A            4(k)                   333-00513
                         Convertible Junior Subordinated Debentures
            3.6          Amended and Restated Bylaws of American General Corporation        3.6*                       NA
            4.1          There have not been filed as exhibits to this Form 10-K certain    NA                         NA
                         long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
            4.2          Rights Agreement, dated as of July 27, 1989, between American      4                      Form 10-Q
                         General and Chase Bank of Texas (formerly known as Texas Commerce                         for Second
                         Bank), as Rights Agent (Rights Agreement)                                                Quarter 1989
            4.3          First Amendment to Rights Agreement, dated as of October 26,       19                     Form 10-Q
                         1992, between American General and First Chicago Trust Company of                         for Third
                         New York, as Rights Agent                                                                Quarter 1992
            4.4          Junior Subordinated Indenture, dated as of May 15, 1995, between   4(g)                   333-00513
                         American General and The Chase Manhattan Bank (formerly known as
                         Chemical Bank), as Trustee, relating to American General's 6%
                         Series A Convertible Junior Subordinated Debentures
            4.5          Terms of the 6% Convertible Monthly Income Preferred Securities,   4(i)                   333-00513
                         Series A, of American General Delaware, L.L.C.
            4.6          Guarantee of American General with respect to the 6% Convertible   4(j)                   333-00513
                         Monthly Income Preferred Securities, Series A, of American
                         General Delaware, L.L.C.
           10.1          1984 Stock and Incentive Plan (As Amended and Restated)            10.1               Form 10-Q for Second
                                                                                                                  Quarter 1998
           10.2          1994 Stock and Incentive Plan (As Amended and Restated)            10.2               Form 10-Q for Second
                                                                                                                  Quarter 1998
           10.3          American General Corporation 1997 Stock and Incentive Plan (As     10.3               Form 10-Q for Second
                         Amended and Restated)                                                                    Quarter 1998
           10.4          American General Corporation 1999 Stock and Incentive Plan         10.4*                      NA
           10.5          American General Corporation Deferred Compensation Plan            4.4                    333-52103
           10.6          First Amendment to American General Corporation Deferred           4.4(a)                 333-52103
                         Compensation Plan
           10.7          Form of Change in Control Severance Agreement                      10.1               Form 10-Q for First
                                                                                                                  Quarter 1998
           10.8          American General Corporation Supplemental Executive Retirement     10.1               Form 10-Q for Third
                         Plan                                                                                     Quarter 1998

                                                                                            Filed Herewith(*), Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                            ---------------------------------------
                                                                                                                 American General
        Exhibit                                                                                                Registration No. or
         Number                                                                                 Exhibit               Report
-----------------------------------------------------------------------------------------------------------------------------------
           10.9          Restoration of Retirement Income Plan for Certain Employees        10.3                   Form 10-K
                         Participating in the Restated American General Retirement Plan                             for 1993
                         (Restoration of Retirement Income Plan)
           10.10         First Amendment to Restoration of Retirement Income Plan           10.4                   Form 10-K
                                                                                                                    for 1993
           10.11         Second Amendment to Restoration of Retirement Income Plan          10.5                   Form 10-K
                                                                                                                    for 1993
           10.12         Third Amendment to Restoration of Retirement Income Plan           10.7                   Form 10-K
                                                                                                                    for 1996
           10.13         American General Supplemental Thrift Plan                          10.6                   Form 10-K
                                                                                                                    for 1993
           10.14         First Amendment to American General Supplemental Thrift Plan       10.7                   Form 10-K
                                                                                                                    for 1993
           10.15         Second Amendment to American General Supplemental Thrift Plan      10.8                   Form 10-K
                                                                                                                    for 1993
           10.16         Third Amendment to American General Supplemental Thrift Plan       10.9                   Form 10-K
                                                                                                                    for 1993
           10.17         Employment Agreement, dated as of February 1, 1998, between        10.12                  Form 10-K
                         American General and Robert M. Devlin                                                      for 1997
           10.18         Employment Agreement, dated as of February 1, 1998, between        10.13                  Form 10-K
                         American General and Jon P. Newton                                                         for 1997
           10.19         Employment Agreement, dated as of February 1, 1998, between        10.14                  Form 10-K
                         American General and James S. D'Agostino Jr.                                               for 1997
           10.20         Supplemental Executive Retirement Agreement, dated as of February  10.15                  Form 10-K
                         1, 1998, between American General and Robert M. Devlin                                     for 1997
           10.21         Supplemental Executive Retirement Agreement, dated as of February  10.16                  Form 10-K
                         1, 1998, between American General and Jon P. Newton                                        for 1997
           10.22         Supplemental Executive Retirement Agreement, dated as of February  10.17                  Form 10-K
                         1, 1998, between American General and James S. D'Agostino Jr.                              for 1997
           10.23         First Amendment to Employment Agreement, dated as of February 1,   10.3               Form 10-Q for First
                         1998, between American General and Robert M. Devlin                                      Quarter 1998
           10.24         First Amendment to Employment Agreement, dated as of February 1,   10.4               Form 10-Q for First
                         1998, between American General and Jon P. Newton                                         Quarter 1998
           10.25         First Amendment to Employment Agreement, dated as of February 1,   10.5               Form 10-Q for First
                         1998, between American General and James S. D'Agostino Jr.                               Quarter 1998
           10.26         First Amendment to Supplemental Executive Retirement Agreement,    10.6               Form 10-Q for First
                         dated as of February 1, 1998, between American General and Robert                        Quarter 1998
                         M. Devlin
           10.27         First Amendment to Supplemental Executive Retirement Agreement,    10.7               Form 10-Q for First
                         dated as of February 1, 1998, between American General and Jon P.                        Quarter 1998
                         Newton
           10.28         First Amendment to Supplemental Executive Retirement Agreement,    10.8               Form 10-Q for First
                         dated as of February 1, 1998, between American General and James                         Quarter 1998
                         S. D'Agostino Jr.
           10.29         Forms of Split-Dollar Agreement and Assignment of Life Insurance   10.9               Form 10-Q for First
                         Policy as Collateral Agreement                                                           Quarter 1998
           10.30         American General Corporation Retirement Plan for Directors (as     10.18                  Form 10-K
                         amended and restated)                                                                      for 1997
           10.31         American General Corporation Performance-Based Plan for Executive  10.19                  Form 10-K
                         Officers, Amended and Restated Effective January 1, 1995                                   for 1994

                                                                                            Filed Herewith(*), Nonapplicable (NA),
                                                                                                              or
                                                                                                 Incorporated by Reference to
                                                                                            ---------------------------------------
                                                                                                                 American General
        Exhibit                                                                                                Registration No. or
         Number                                                                                 Exhibit               Report
-----------------------------------------------------------------------------------------------------------------------------------
           10.32         Letter Agreement dated September 11, 1997 between American         10.20                  Form 10-K
                         General and Michael J. Poulos                                                              for 1997
           10.33         Supplemental Retirement Agreement between American General and     10.13              Form 10-Q for Third
                         Michael J. Poulos                                                                        Quarter 1990
           10.34         Western National Corporation (WNC) Supplemental Plan               10.37 to WNC               NA
                                                                                            annual report
                                                                                            on Form 10-K
                                                                                            for 1994
           10.35         Western National Corporation Supplemental Plan Trust Agreement     10.17 to WNC               NA
                                                                                            annual report
                                                                                            on Form 10-K
                                                                                            for 1995
           10.36         Western National Corporation 1993 Stock and Incentive Plan, as     10.18 to WNC               NA
                         amended                                                            annual report
                                                                                            on Form 10-K
                                                                                            for 1995
           11            Computation of Earnings per Share (included in Note 19 of Notes    NA                         NA
                         to Financial Statements in American General's 1998 ARS)
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of     12*                        NA
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 1998 Annual Report to Shareholders  13*                        NA
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General                                   21*                        NA
           23            Consent of Ernst & Young LLP, Independent Auditors                 23*                        NA
           24            Powers of attorney for the directors signing this Form 10-K        24*                        NA
           27            Financial Data Schedule                                            27*                        NA

                        Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.