Form 10-Q
period 1999-03-31
AMERICAN GENERAL CORP /TX/
filed 1999-05-14
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 1999

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

Yes   X  .     No      .

As of April 30, 1999, there were 250,897,430 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.

                       INDEX TO FORM 10-Q


                                                                        Page
Part I.   FINANCIAL INFORMATION.


        Item 1.  Financial Statements.

                  Consolidated Statement of Income for the three
                    months ended March 31, 1999 and 1998 .............    2

                  Consolidated Balance Sheet at March 31, 1999 and
                    December 31, 1998 ................................    3

                  Consolidated Statements of Shareholders' Equity and
                    Comprehensive Income for the three months ended
                    March 31, 1999 and 1998 ..........................    4

                  Consolidated Condensed Statement of Cash Flows for
                    the three months ended March 31, 1999 and 1998 ...    5

                  Notes to Consolidated Financial Statements .........    6

        Item 2. Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .............. 10


Part II.   OTHER INFORMATION.


        Item 1. Legal Proceedings ..................................     23

        Item 6. Exhibits and Reports on Form 8-K ...................     23

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN GENERAL CORPORATION
                Consolidated Statement of Income
                          (Unaudited)
              (In millions, except per share data)

                                                      Three Months Ended
                                                            March 31,
                                                       1999        1998
Revenues
 Premiums and other considerations ................  $    924  $    878
 Net investment income ............................     1,285     1,226
 Finance charges ..................................       357       327
 Realized investment gains (losses) ...............        (2)        1
 Other ............................................        56        47
     Total revenues ...............................     2,620     2,479

Benefits and expenses
 Insurance and annuity benefits ...................     1,313     1,224
 Operating costs and expenses .....................       392       382
 Commissions ......................................       278       249
 Change in deferred policy acquisition costs and
  cost of insurance purchased .....................       (86)      (34)
 Provision for finance receivable losses ..........        52        49
 Goodwill amortization ............................        12         9
 Interest expense
  Corporate .......................................        44        50
  Consumer Finance ................................       138       122
     Total benefits and expenses ..................     2,143     2,051

Earnings
 Income before income tax expense .................       477       428
 Income tax expense ...............................       168       151
 Income before minority interest and net dividends
  on preferred securities of subsidiaries .........       309       277
 Minority interest in net income of Western
  National Corporation ............................         -        11
 Net dividends on preferred securities of
  subsidiaries ....................................        22        22
     Net income ...................................  $    287  $    244

 Net income per share
  Basic ...........................................  $   1.14  $    .98
  Diluted .........................................  $   1.11  $    .96












Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
                  Consolidated Balance Sheet
                          (Unaudited)
                (In millions, except share data)

                                                 March 31,    December 31,
                                                   1999           1998
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $60,668; $59,212) ........................    $ 62,881    $ 62,731
  Mortgage loans on real estate ..............       3,301       3,368
  Equity securities (cost: $277; $288) .......         311         325
  Policy loans ...............................       2,334       2,329
  Investment real estate .....................         222         226
  Other long-term investments ................         403         230
  Short-term investments .....................       1,248         654
      Total investments ......................      70,700      69,863
 Cash ........................................         221         341
 Assets held in Separate Accounts ............      17,490      16,158
 Finance receivables, net ....................       9,421       9,275
 Deferred policy acquisition costs ...........       3,652       3,253
 Cost of insurance purchased .................       1,067         956
 Goodwill ....................................       1,577       1,590
 Other assets ................................       4,738       3,671
      Total assets ...........................    $108,866    $105,107

Liabilities
 Insurance and annuity liabilities ...........    $ 63,732    $ 62,844
 Liabilities related to Separate Accounts ....      17,490      16,158
 Debt (short-term)
  Corporate ($1,710; $1,607) .................       2,996       2,743
  Consumer Finance ($3,507; $3,686) ..........       8,974       8,863
 Income tax liabilities ......................       1,420       1,543
 Other liabilities ...........................       4,124       2,357
      Total liabilities ......................      98,736      94,508

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible ..........................       1,481       1,480
    Convertible ..............................         248         248
      Total redeemable equity ................       1,729       1,728

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 2,317,701) ................          85          85
 Common stock (shares issued: 269,298,493;
  outstanding: 251,126,446; 251,804,294) .....         921         939
 Cost of treasury stock ......................        (829)       (759)
 Retained earnings ...........................       7,193       7,007
 Accumulated other comprehensive income ......       1,031       1,599
      Total shareholders' equity .............       8,401       8,871
      Total liabilities and equity ...........    $108,866    $105,107






Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
Consolidated Statements of Shareholders' Equity and Comprehensive Income
                          (Unaudited)
              (In millions, except per share data)

                                                     Three Months Ended
                                                          March 31,
Shareholders' Equity                                  1999        1998

Convertible preferred stock
 Balance at beginning and end of period ..........  $     85  $     85

Common stock
 Balance at beginning of period ..................       939       326
 Issuance of common shares for acquisition .......         -       580
 Stock options issued for acquisition ............         -        37
 Issuance of treasury shares .....................       (18)      (15)

 Balance at end of period ........................       921       928

Cost of treasury stock
 Balance at beginning of period ..................      (759)     (621)
 Share repurchases ...............................      (104)      (31)
 Issuance under employee benefit plans and other .        34        30

 Balance at end of period ........................      (829)     (622)

Retained earnings
 Balance at beginning of period ..................     7,007     6,624
 Net income ......................................       287       244
 Cash dividends (per share)
  Preferred ($.64; $.64) .........................        (1)       (1)
  Common ($.40; $.38) ............................      (100)      (91)

 Balance at end of period ........................     7,193     6,776

Accumulated other comprehensive income
 Balance at beginning of period...................     1,599     1,169
 Change in net unrealized gains (losses)
  on securities ..................................      (568)      138

 Balance at end of period ........................     1,031     1,307

   Total shareholders' equity ....................  $  8,401  $  8,474


Comprehensive Income

Net income .......................................  $    287  $    244

Other comprehensive income
 Gross change in unrealized gains (losses)
  on securities [pretax:$(878);$214] .............      (567)      138
 Less: gains (losses) realized in net income .....         1         -
  Change in net unrealized gains (losses)
   on securities [pretax:$(879);$215].............      (568)      138

   Comprehensive income (loss)....................  $   (281) $    382







Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
         Consolidated Condensed Statement of Cash Flows
                          (Unaudited)
                         (In millions)

                                                      Three Months Ended
                                                          March 31,
                                                       1999        1998

Operating activities
       Net cash provided by operating activities ... $    612  $    628

Investing activities
 Investment purchases ..............................   (5,591)   (2,208)
 Investment dispositions and repayments ............    4,170     1,675
 Finance receivable originations and purchases .....   (1,452)   (1,274)
 Finance receivable principal payments received ....    1,248     1,147
 Net (increase) decrease in short-term investments .     (594)       34
 Acquisition of Western National Corporation .......        -      (591)
 Other, net ........................................      (49)      (70)
       Net cash used for investing activities ......   (2,268)   (1,287)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    1,444       931
   Policyholder account withdrawals ................   (1,082)     (920)
      Net policyholder account deposits ............      362        11
   Short-term collateralized financings ............    1,133       315
      Total Retirement Services and Life Insurance..    1,495       326
 Consumer Finance
   Net increase (decrease) in short-term debt ......     (179)       41
   Long-term debt issuances ........................      315       536
   Long-term debt redemptions ......................      (26)     (479)
      Total Consumer Finance .......................      110        98
 Corporate
   Net increase in short-term debt .................      103       620
   Long-term debt issuance .........................      148         -
   Long-term debt redemptions ......................        -      (354)
   Common stock repurchases ........................      (94)      (31)
   Dividends on common and preferred stock .........     (101)      (92)
   Other, net ......................................     (125)       58
      Total Corporate ..............................      (69)      201
       Net cash provided by financing activities ...    1,536       625

Net decrease in cash ...............................     (120)      (34)
Cash at beginning of period ........................      341       263
Cash at end of period .............................. $    221  $    229

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for
   Income taxes .................................... $    (44) $    (98)
   Interest
    Corporate ......................................       45        59
    Consumer Finance ...............................      155       139
   Dividends on preferred securities of
    subsidiaries ...................................       14        14










Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
           Notes to Consolidated Financial Statements
                         March 31, 1999

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation and its subsidiaries (American General or the company) have been prepared in accordance with generally accepted accounting principles for interim periods.
        In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at March 31, 1999, and the consolidated results of operations, shareholders' equity, comprehensive income, and cash flows for the three months ended March 31, 1999 and 1998.

2. Calculation of Earnings Per Share. The calculation of basic and diluted earnings per share was as follows:

                                                  Three Months Ended
    (In millions, except share data)                  March 31,
                                                   1999        1998

        Net income .........................      $ 287       $ 244
        Net dividends on convertible
         preferred stock ...................         (1)         (1)
        Earnings available to common
         shareholders (a) ..................        286         243
        Net dividends on dilutive securities
          Convertible preferred securities
           of subsidiary ...................          3           3
          Convertible preferred stock ......          1           1
        Earnings available to common
         shareholders assuming dilution (b).      $ 290       $ 247

        Average shares outstanding (a)......251,369,312 247,255,973
        Dilutive securities
          Convertible preferred securities
           of subsidiary ...................  6,144,016   6,144,016
          Convertible preferred stock ......  2,317,701   2,317,701
          Stock options ....................  1,532,049   1,558,167
          Restricted stock .................    380,706       4,677
        Average shares outstanding
          assuming dilution (b).............261,743,784 257,280,534

        Net income per share
      Basic .............................         $1.14       $ .98
      Diluted ...........................         $1.11       $ .96

        (a) Used to compute basic earnings per share.
        (b) Used to compute diluted earnings per share.

Item 1.  Financial Statements (continued).

3. Investing Activities. Cash flows related to investing activities were as follows:

                                                       Dispositions and
                                      Purchases           Repayments
                                  Three Months Ended  Three Months Ended
    (In millions)                       March 31,         March 31,
                                     1999      1998     1999     1998
        Fixed maturity securities   $5,348    $2,134   $4,032   $1,510
        Mortgage loans                  58        38       77      130
        Equity securities                6         1       19        5
        Other                          179        35       42       30
          Total                     $5,591    $2,208   $4,170   $1,675

4. Derivative Financial Instruments. Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the three months ended March 31, 1999 or 1998. Significant activity related to derivative financial instruments during the three months ended March 31, 1999 was as follows:

        During fourth quarter 1998, the company entered into interest rate swap agreements with notional amounts of $200 million to hedge against the risk of declining interest rates on anticipated security purchases. During first quarter 1999, the company purchased securities with maturities different from those of the anticipated purchases. As a result, the interest rate swap agreements were terminated, with an immaterial gain.

        During first quarter 1999, the company settled a treasury rate lock agreement with a notional amount of $123 million, which was outstanding at December 31, 1998. This agreement was used to hedge against the risk of rising interest rates on an anticipated issuance of debt. The company issued $150 million of long-term debt in February 1999.

        During first quarter 1999, call swaptions with notional amounts of $3.4 billion were purchased, while $1.3 billion expired. The company uses options to enter into interest rate swap agreements to limit its exposure to reduced spreads between investment yields and interest crediting rates should interest rates decrease or increase significantly over prolonged periods. Call and put swaptions with notional amounts of $6.0 billion and $4.2 billion, respectively, and average strike rates of 4.2% and 8.3%, respectively, were outstanding at March 31, 1999. These swaptions expire in 1999 and 2000.

5. Dollar Rolls. American General uses dollar roll agreements as part of its strategy to increase investment income. Dollar rolls are agreements to sell mortgage-backed securities (MBSs) and repurchase substantially the same securities at a specified price and date in the future. The dollar rolls are accounted for as short-term collateralized financings and are included in other liabilities.
        At March 31, 1999, the company had $1.1 billion of outstanding dollar roll agreements. The average amount outstanding and the weighted average interest rate on dollar rolls for the three months ended March 31, 1999 were $751 million and 4.6%, respectively.



Item 1.  Financial Statements (continued).

6.      Legal Contingencies.

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

7. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated Federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the
        company's tax returns through 1988.   During 1999, the company and
        the IRS reached a settlement of all contested issues through 1988, within the amounts previously recorded in the company's consolidated financial statements. To reflect this settlement, in second quarter 1999 the company will reduce goodwill by approximately $70 million, with a corresponding reduction of tax liabilities. The IRS is currently examining the company's tax returns for 1989 through 1996.



Item 1.  Financial Statements (continued).

8.      Division Results.    Results of each division include earnings from
        its business operations and earnings on that amount of equity considered necessary to support its business, excluding goodwill amortization, net realized investment gains (losses), and non-recurring items. Corporate operations include the cost of corporate debt and earnings on corporate assets. Division earnings information was as follows:

                                               Income
                               Revenues     Before Taxes     Earnings
                             Three Months   Three Months   Three Months
                                Ended          Ended         Ended
                               March 31,      March 31,     March 31,
(In millions)                 1999   1998    1999  1998     1999  1998

Retirement Services         $  845 $  711   $ 211 $ 172    $ 142 $ 114
Life Insurance               1,356  1,363     265   245      173   161
Consumer Finance               421    389      82    74       53    47
  Total divisions            2,622  2,463     558   491      368   322

Corporate operations             -     15     (67)  (46)     (45)  (30)
Net dividends on
 preferred securities
 of subsidiaries                 -      -       -     -      (22)  (22)
Minority interest in
 net income of Western
 National Corporation            -      -       -     -        -   (11)
Goodwill amortization            -      -     (12)   (9)     (12)   (9)
Realized investment
 gains (losses)                 (2)     1      (2)    1       (2)    -
Non-recurring item               -      -       -    (9)       -    (6)
  Total consolidated        $2,620 $2,479   $ 477 $ 428    $ 287 $ 244








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


                            OVERVIEW

American General reported financial highlights as follows:

                                          Three Months Ended
(In millions,                                  March 31,
except share data)                          1999        1998

Net income                              $    287     $   244
Net income per share (diluted)              1.11         .96
Revenues and deposits                      4,965       4,426
Assets                                   108,866      96,051
Shareholders' equity                       8,401       8,474

Net income increased $43 million, or 18%, for the three months ended March 31, 1999, compared to the same period in 1998, due to increases in earnings in the company's Retirement Services division (up 24%), Life Insurance division (up 7%), and Consumer Finance division (up 14%). Net income per share increased 16% compared to the 18% increase in net income due to the additional shares issued for the acquisition of American General Annuity on February 25, 1998. Revenues and deposits increased $539 million, or 12%, compared to the same period in 1998, primarily due to an increase in both fixed and variable deposits in the Retirement Services division.

Asset growth of 13% from March 31, 1998 to March 31, 1999 was due to growth in business in the operating divisions. During the last twelve months, net income increased shareholders' equity by $807 million. This increase was offset by dividends to shareholders of $390 million, share repurchases of $268 million, and a decrease in the fair value adjustment on securities of $281 million. In 1999, the company purchased 1.5 million shares of its common stock for $104 million.



                       BUSINESS DIVISIONS

The company manages its business operations through three divisions, which are based on products and services offered. The results of each division for the quarters ended March 31, 1999 and 1998 are discussed below.

















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Services

Retirement Services division results were as follows:

                                          Three Months Ended
                                               March 31,
(In millions)                               1999        1998

Earnings                                    $   142   $   114
Assets
 Investments                                 40,494    35,343
 Separate Accounts                           15,973    12,466
Deposits
 Fixed
  Tax-qualified346                              372
  Non-qualified709                              549
 Variable (mainly tax-qualified)                780       551
Operating expenses                               71        57

Earnings. Division earnings increased $28 million, or 24%, for the three months ended March 31, 1999 compared to the same period in 1998. Earnings growth was driven by continued growth in investments supporting fixed accounts, as well as growth in Separate Account assets, and higher fixed investment spread. Asset growth, excluding the fair value adjustment related to the division's securities, was 21% from March 31, 1998 to March 31, 1999. This growth was due to fixed and variable deposits, interest credited to fixed account deposits, investments acquired in a second quarter 1998 coinsurance transaction, and stock market appreciation on assets held in Separate Accounts, partially offset by account withdrawals.

Deposits. Total deposits were $1.8 billion for first quarter 1999 compared to $1.5 billion for the same period of 1998. The 15% increase in fixed deposits was due to the division's continued success in marketing single premium fixed annuities through the financial institution distribution channel. Variable deposit growth of 41% in first quarter 1999, compared to first quarter 1998, reflects continued consumer interest in equity-based variable products and the introduction of Portfolio Director Plus, a new variable product line that includes expanded investment options.

Fixed Investment Spread. Fixed investment spread represents the difference between the yield on invested assets and the average interest rate credited to policyholders' fixed accounts. Investment results and crediting rates on fixed accounts were as follows:

                                           Three Months Ended
                                                March 31,
(In millions)                                1999       1998

Net investment income                        $  716   $  646
Investment yield                               7.66%    7.98%
Average crediting rate                         5.38     5.98
Fixed investment spread                        2.28     2.00












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net investment income increased 11% for the three months ended March 31, 1999 due to growth in invested assets, including $2.4 billion of investments acquired in a coinsurance transaction in April 1998. The 32 basis point decrease in yield primarily relates to the revaluation of American General Annuity's investments as of its February 25, 1998 acquisition date, as well as lower yields on new investments throughout 1998 and 1999. The net decrease in average crediting rate exceeded the decrease in investment yield, producing an increase in investment spread of 28 basis points, in first quarter 1999 compared to the same period in 1998.

Separate Account Fees. Separate Account fees include mortality and expense risk fees. The increase in these fees of $9 million, or 29%, for the first three months of 1999, compared to the same period for 1998, was largely driven by growth in Separate Account assets.

Surrenders. The division's rate of policyholder surrenders for tax-qualified accounts was 5.92% of average policyholders' account balances in first quarter 1999, compared to 5.45% for the same period in 1998. Factors contributing to higher surrenders included lower average interest crediting rates on fixed accounts and increased competition from other variable investment products. The policyholder surrender rate for non-qualified accounts was 8.12% for the three months ended March 31, 1999 compared to 10.84% for the same period of 1998. The decrease was due to growth in financial institution proprietary products which are still within the surrender charge period.

Operating Expenses. Operating expenses increased $14 million for the three months ended March 31, 1999, compared to the same period of 1998, due to new marketing and sales initiatives, as well as infrastructure improvements including the establishment of a customer care center to upgrade customer service. The ratio of operating expenses to average assets increased to .49% for first quarter 1999 from .43% for first quarter 1998.

Life Insurance

Life Insurance division results were as follows:

                                            Three Months Ended
                                                March 31,
(In millions)                                 1999      1998

Earnings                                    $   173   $   161
Assets
 Investments                                 28,876    28,947
 Separate Accounts                            1,517     1,044
Insurance and annuity liabilities            25,900    25,328
Premiums and other considerations               759       776
Net investment income                           555       548
Insurance and annuity benefits                  733       731
Operating expenses                              172       187














Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Earnings. Division earnings for the three months ended March 31, 1999 increased $12 million, or 7%, compared to the same period in 1998. The increase was primarily due to increased investment margin and lower operating expenses resulting from operating efficiencies.

Sales, Premiums, and Deposits. Sales and deposits of individual life insurance and annuities were as follows:

                                          Three Months Ended
(In millions)                                  March 31,
                                             1999       1998
Individual life insurance
 Sales                                      $  164    $  177
 Deposits                                      364       340
Annuities
 Sales                                         143       109
 Deposits                                      146       135

Individual life and annuity sales for first quarter 1999 were $307 million, an increase of 8% over first quarter 1998. Annualized life insurance sales of $164 million reflect sales gains in variable and indexed life insurance products, offset by lower sales of universal life insurance and large cases in the corporate executive benefits market. Sales related to corporate executive benefits can fluctuate significantly from quarter to quarter due to large case size. Annuity sales increased 33% in 1999 due to the continued strong sales of recently introduced variable annuity products. Premiums and other considerations decreased in 1999 compared to 1998 primarily due to lower traditional insurance premiums and deemphasis of non-strategic, non-
life sales.   Deposits in the first three months of 1999 were 7% higher than the same period of 1998, primarily due to increased variable annuity sales, and corporate executive benefits sales made in prior quarters.

Investment Spread. Investment results and interest crediting rates were as follows:

                                          Three Months Ended
                                               March 31,
                                            1999       1998

Investment yield                             8.35%     8.34%
Average crediting rate                       5.93      6.04
Investment spread                            2.42      2.30

Net investment income increased slightly in the first three months of 1999 compared to the same period of 1998 due to a $271 million increase in invested assets (excluding the fair value adjustment related to the division's securities), more active management of the division's investment portfolio, and lower investment expenses. The spread between investment yield and the average rate credited to policyholders increased due to reductions in crediting rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Mortality and Persistency. Death claims and premium termination rates were as follows:
                                          Three Months Ended
                                              March 31,
                                            1999      1998

Death claims (in millions)                 $  250    $  251
Death claims per $1,000
 in force                                  $ 3.66    $ 3.64
Premium termination rate                    12.42%    12.68%

Death claims, included in insurance and annuity benefits, were essentially flat in first quarter 1999 compared to the same period in 1998. The lower premium termination rate for 1999 primarily reflects a lower interest rate environment and the sale of larger policies with lower expected lapse rates. Overall, mortality experience and persistency experience were within pricing assumptions.

Operating Expenses. Operating expenses decreased $15 million for the first three months of 1999 compared to the same period in 1998. During first quarter 1999, the division benefited from efficiency gains related to centralization of common functions utilizing a shared services platform, as well as lower employee benefits expense. The ratio of operating expenses to direct premiums and deposits was 15.09% in 1999 compared to 16.60% in 1998, reflecting lower expenses and higher deposits in first quarter 1999.

Consumer Finance

Consumer Finance division results were as follows:

                                         Three Months Ended
                                              March 31,
($ in millions)                             1999      1998

Earnings                                   $   53    $   47
Average finance receivables                 9,721     8,002
Yield on finance receivables                14.85%    16.48%
Borrowing cost 6.22                          6.71
Interest spread                              8.63      9.77
Operating expenses                         $  123    $  119

Earnings. Division earnings increased 14% for the three months ended March 31, 1999, compared to the same period of 1998, primarily due to an increase in average finance receivables and improved credit quality.

Finance Receivables. Finance receivables at March 31, 1999 increased $1.7 billion to $9.4 billion from March 31, 1998. Average finance receivables increased 21% in the first three months of 1999 compared to the same period in 1998 due to higher loan production in the division's branch offices, new sources of real estate loans, and acquisitions of real estate loan portfolios.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Credit Quality. Net charge-off and delinquency ratios reflect the quality of receivables, the success of collection efforts, and general economic conditions. Charge offs, delinquencies, and the allowance for finance receivable losses were as follows:
                                    Three Months Ended
                                        March 31,
($ in millions)                        1999       1998

Charge offs                          $   52     $   54
   % of average receivables            2.14%      2.70%

                                        March 31,           December 31,
                                       1999       1998         1998

Delinquencies                        $  378     $  303       $  384
   % of finance receivables            3.65%      3.49%        3.75%
Allowance for finance
  receivables losses                 $  384     $  368       $  382
   % of finance receivables            3.92%      4.56%        3.96%

The decrease in the charge off percentage for the first three months of 1999, compared to the same period in 1998, reflects the division's focus on improving credit quality, as well as the increase in average receivables.
The improvement in credit quality resulted from the continued shift toward a higher percentage of real estate secured receivables and the division's strict adherence to its underwriting standards. At March 31, 1999, real estate loans represented 62% of total finance receivables, compared to 53% at March 31, 1998 and 60% at December 31, 1998. The increases in delinquencies and the delinquency ratio at March 31, 1999 compared to March 31, 1998 were due to the maturing of acquired real estate portfolios that were new originations when purchased and general economic conditions.

The division maintains the allowance for finance receivable losses at an amount that management believes is adequate to absorb anticipated losses in the existing portfolio. The allowance as a percentage of finance receivables has continued to decline as the portfolio has grown and the credit quality has improved.

Interest Spread. The spread between yield and borrowing cost decreased 114 basis points in the first three months of 1999 compared to 1998 due to lower yields, partially offset by lower borrowing costs. The lower yield on finance receivables reflects the increased proportion of real estate loans, which generally have lower yields due to their higher credit quality.

Operating Expenses. Operating expenses were 5.06% of average finance receivables for the first three months of 1999 and 5.87% for the same period of 1998. This decrease reflects a 21% increase in average finance receivables compared to a 5% increase in operating expenses.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).



                          INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and policy loans.

Fair Value of Securities. An increase in interest rates and resulting decreases in bond values in first quarter 1999 caused a $1.3 billion decrease in the fair value adjustment to fixed maturity securities and a related $566 million negative adjustment to shareholders' equity from December 31, 1998. The components of the fair value adjustment at March 31, 1999 and December 31, 1998, and the 1999 change, were as follows:

                                        March 31,  December 31,
(In millions)                             1999        1998      Change

Fair value adjustment to fixed
 maturity securities                    $ 2,215     $ 3,519    $(1,304)
Decrease in deferred policy
 acquisition costs and cost of
 insurance purchased                       (655)     (1,083)       428
Increase in deferred income taxes          (551)       (861)       310
Net unrealized gains
 Fixed maturity securities                1,009       1,575       (566)
 Equity securities                           22          24         (2)
   Net unrealized gains on
     securities                         $ 1,031     $ 1,599    $  (568)

Fixed Maturity Securities. At March 31, 1999, fixed maturity securities included $46.9 billion of corporate bonds, $13.2 billion of mortgage-backed securities, and $2.6 billion of bonds issued by governmental agencies. The average credit rating of the fixed maturity securities was A+ at March 31, 1999 and December 31, 1998. Average credit ratings by category at March 31, 1999 were as follows:

                                        March 31,           Average Credit
(In millions)                             1999        %         Rating

Investment grade                         $46,165      73%         A
Mortgage-backed                           13,210      21          AAA
Below investment grade                     3,506       6          BB-
 Total fixed maturity securities         $62,881     100%         A+

Below Investment Grade. Below investment grade securities have credit ratings below BBB-. Below investment grade securities were 5% of total invested assets at March 31, 1999 and December 31, 1998. The company invests in below investment grade securities to enhance the overall yield of the portfolio. Investment income from below investment grade securities was $85 million (10.0% yield) for the three months ended March 31, 1999 and $58 million (9.6% yield) for the same period in 1998. Realized investment losses on below investment grade securities were $15 million and $1 million in the first quarter of 1999 and 1998, respectively.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-Performing. Bonds are deemed to be non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest. Non-performing bonds were less than 0.1% of total fixed maturity securities at March 31, 1999 and December 31, 1998.

Mortgage Loans. Mortgage loans on real estate, consisting primarily of loans on office and retail properties, represented 5% of invested assets at March 31, 1999 and December 31, 1998. Mortgage loan statistics at March 31, 1999 and December 31, 1998 were as follows:

                                          March 31,      December 31,
         (In millions)                      1999            1998

        Mortgage loans                    $ 3,333         $ 3,402
        Allowance for losses                  (32)            (34)
          Mortgage loans, net             $ 3,301         $ 3,368

        Percentage of mortgage loans
          Allowance for losses                1.0%            1.0%
          Restructured loans                  2.1             2.1
          Delinquent loans (60+ days)          .6              .6
          Watch list loans                    2.7             2.4

The yield on restructured loans was 7.9% for the quarter ended March 31, 1999. The increase in watch list loans was due to an increase in loans that are potentially undercollateralized.


                       CAPITAL RESOURCES

Corporate Capital. American General's target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. At March 31, 1999, corporate capital totaling $12.1 billion, excluding the fair value adjustment on securities, consisted of $3.0 billion corporate debt (25%), $1.7 billion redeemable equity (14%), and $7.4 billion shareholders' equity (61%).

Retirement Services and Life Insurance. The amount of statutory equity required to support the business of American General's retirement services and life insurance companies is principally a function of four factors: (1) the quality of the assets invested to support insurance and annuity reserves,
(2) the mortality and other insurance-related risks, (3) the interest-rate risk resulting from potential mismatching of asset and liability durations, and (4) general business risks. Each of these items is a key factor in the National Association of Insurance Commissioners' (NAIC) risk-based capital
(RBC) formula, used to evaluate the adequacy of a life insurance company's statutory equity.

American General's target statutory equity for each of its retirement services and life insurance companies is 2.5 times the Company Action Level RBC (or 5.0 times the Authorized Control Level RBC). At March 31, 1999, American General's principal retirement services and life insurance companies, on a combined basis, had statutory equity of $4.6 billion, which was 2.7 times the Company Action Level RBC.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance. The Consumer Finance division's capital varies directly with the amount of finance receivables. Consumer Finance capital of $10.2 billion at March 31, 1999 included $9.0 billion of Consumer Finance debt, which was not guaranteed by the parent company, and $1.2 billion of equity. The capital mix of Consumer Finance debt and equity is based primarily upon maintaining leverage at a level that supports cost-effective funding.

The division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is 7.5 to 1. The ratio equaled the target at March 31, 1999 and December 31, 1998.



                           LIQUIDITY

The company's overall liquidity is based on cash flows from the business divisions and its ability to borrow in both the long-term and short-term markets at competitive rates. At March 31, 1999, the company had committed and unused credit facilities of $5.0 billion, substantially all of which were to support the company's commercial paper borrowings. The company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Parent Company. The parent company paid $23 million of capital contributions, net of dividends, to subsidiaries during the three months ended March 31, 1999 and received $451 million of dividends, net of capital contributions, for the same period in 1998. Net capital contributions in 1999 were a result of surplus contributions required to fund market conduct-related costs in the Life Insurance division, which were necessary to maintain target capital levels. While state insurance regulations and long-term debt covenants restrict the amount of dividends subsidiaries may pay to the parent company, these restrictions are not expected to affect the company's ability to meet its cash obligations.

Retirement Services. Principal sources of cash for the Retirement Services division were as follows:

                                                 Three Months Ended
                                                      March 31,
(In millions)                                      1999      1998

Operating cash flow                               $ 504     $ 336
Fixed policyholder account deposits,
 net of withdrawals                                 292        12
Variable account deposits, net of
 withdrawals                                        655       540
Short-term collateralized financings                953       157

Net cash provided by operating activities increased $168 million in the first three months of 1999, compared to the same period of 1998, primarily due to growth in the single premium fixed annuity business sold through the financial institution distribution channel. The increase in net variable account deposits was a result of policyholders' continuing interest in equity-based investments and new product introductions. Because the investment risk on variable accounts lies predominately with the policyholder, deposits and


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

withdrawals related to Separate Accounts are not included in the company's consolidated condensed statement of cash flows. The increase in cash from short-term collateralized financings relates to the company's expanded use of dollar rolls as part of its investment strategy.

The major uses of cash were the purchase of investments necessary to support increases in insurance and annuity liabilities, and dividends paid to the parent. The subsidiaries in this division paid net dividends of $42 million and $137 million in the first three months of 1999 and 1998, respectively. The decrease in dividends was due to higher levels of required surplus retained to support growth in the single premium fixed annuity business.

Life Insurance. Principal sources of cash for the Life Insurance division were as follows:

                                                 Three Months Ended
                                                      March 31,
(In millions)                                     1999        1998

Operating cash flow                               $   7     $ 176
Fixed policyholder account deposits,
 net of withdrawals                                  70        (1)
Variable account deposits, net of
 withdrawals                                        114        52
Short-term collateralized financings                180       158

Net cash provided by operating activities decreased $169 million in first quarter 1999 compared to first quarter 1998 primarily due to funding of market conduct-related costs. The $71 million increase in net fixed policyholder account deposits relates to deposits for corporate executive
benefits sales made in prior quarters.   The increase in net variable account
deposits in the first quarter of 1999 compared to 1998 was a result of policyholders' continuing interest in equity-based investments and new product introductions.

The major uses of cash were the purchase of investments necessary to support increases in insurance and annuity liabilities, and dividends paid to the parent. In the first three months of 1999, the subsidiaries in the Life Insurance division received capital contributions of $179 million to fund market conduct-related costs and paid dividends of $83 million for a net capital contribution of $96 million, compared to $275 million of net dividends paid in the same period of 1998.

Consumer Finance. Principal sources of cash for the Consumer Finance division were as follows:

                                                 Three Months Ended
                                                      March 31,
(In millions)                                     1999        1998

Operating cash flow                               $ 158     $ 118
Increase in debt                                    110        98




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net cash provided by operating activities increased $40 million in first quarter 1999 compared to first quarter 1998 due to the increase in finance charges from higher average net receivables. Cash provided by borrowings increased in 1999 due to the growth in finance receivables. Net dividends paid to the parent company totaled $41 million and $32 million in the first three months of 1999 and 1998, respectively.



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

While the specifics of the plans vary, the plans include the following activities: (1) perform an inventory of the company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century as they do currently; and (5) return the systems to operations. As of December 31, 1998, these activities had been completed for substantially all of the company's critical systems, making them Year 2000 ready. Vendor upgrades for a small number of systems were either completed in first quarter 1999 or are expected to be completed by June 30, 1999; therefore, activities (3) through
(5) are ongoing for some systems.

The company will continue to test its systems throughout 1999 to maintain Year 2000 readiness. In addition, the company currently is developing plans for the century transition, which will restrict systems modifications from November 1999 through January 2000, create rapid response teams to address problems, and limit vacations for key technical personnel.

Third Party Relationships. The company has relationships with various third parties who must also be Year 2000 ready. These third parties provide (or receive) resources and services to (or from) the company and include organizations with which the company exchanges information. Third parties include vendors of hardware, software, and information services; providers of infrastructure services such as voice and data communications and utilities for office facilities; investors; customers; distribution channels; and joint venture partners. Third parties differ from internal systems in that the company exercises less, or no, control over Year 2000 readiness. The company has developed a plan to assess and attempt to mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The plan includes the following activities: (1) identify and classify third party dependencies; (2) research, analyze, and document Year 2000 readiness for critical third parties; and (3) test critical hardware and software products and electronic interfaces. As of April 30, 1999, the company has identified and assessed its critical third party dependencies. Of these critical dependencies, approximately 300 have been identified as being of a nature that required them to be covered in the company's contingency planning efforts. Due to the various stages of Year 2000 readiness for these critical third-party dependencies, the company's testing activities related to critical third parties will extend throughout 1999.

Contingency Plans. The company has commenced contingency planning to reduce the risk of Year 2000-related business failures. The continency plans, which address both internal systems and third party relationships, include the following activities: (1) evaluate the consequences of failure of critical business processes with significant exposure to Year 2000 risk; (2) determine the probability of a Year 2000-related failure for those critical processes that have a high consequence of failure; (3) develop an action plan to complete contingency plans for critical processes that rank high in consequence and probability of failure; and (4) complete the applicable contingency plans. As of April 30, 1999, each business unit had completed its contingency plans. These plans will be tested during the second and third quarters of 1999.

Risks and Uncertainties. Based on its plans to make internal systems ready for Year 2000, to deal with third party relationships, and to develop contingency actions, the company believes that it will experience at most isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the company's future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the company is not able to predict a most reasonably likely worst case scenario. If Year 2000 readiness is not achieved due to the company's failure to maintain critical systems as Year 2000 ready, failure of critical third parties to achieve Year 2000 readiness on a timely basis, failure of contingency plans to reduce Year 2000-related business failures, or other unforseen circumstances in completing the company's plans, the Year 2000 issues could have a material adverse impact on the company's operations following the turn of the century.

Costs. Through March 31, 1999, the company has incurred and expensed $86 million (pretax) related to Year 2000 readiness, including $6 million incurred during first quarter 1999 and $9 million incurred in first quarter 1998. The first quarter 1998 expense, of which $3 million related to the Retirement Services division and $6 million related to the Life Insurance division, was excluded from 1998 division earnings, consistent with the manner in which management reviewed division results. In 1999, Year 2000 readiness expenses were included in division earnings.

The company currently anticipates that it will incur future costs of approximately $10 million to $15 million (pretax) to maintain Year 2000 readiness, complete Year 2000 work on noncritical systems and testing of critical third party relationships, and continue contingency planning activities. The company has accelerated the replacement of certain systems as part of its Year 2000 activities. Costs of the replacement systems were capitalized and are being amortized over their useful lives, in accordance with the company's normal accounting policies. The total of such capitalizable costs was approximately $5 million at March 31, 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).



                   FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained herein relative to markets for the company's products and trends in the company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the company. There can be no assurance that future developments affecting the company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates; (2) customer responsiveness to both new products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of, or demand for, the company's products; (4) the company's ability or the ability of third parties to achieve and maintain Year 2000 readiness for critical systems and operations; and (5) adverse litigation results or resolution of litigation, including market conduct litigation. Investors are also directed to other risks and uncertainties discussed in other documents filed by the company with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.





                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Note 6 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

a. Exhibits.

   Exhibit 11   Computation of Earnings per Share (included in Note 2 of
                  Notes to Consolidated Financial Statements)

   Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

   Exhibit 27   Financial Data Schedule

b. Reports on Form 8-K.

   The following report on Form 8-K was filed after December 31, 1998:

   1. Current Report on Form 8-K dated February 11, 1999, with respect to authorization for issuance of $150 million of American General's 6-5/8% Notes Due 2029.








                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1999.

AMERICAN GENERAL CORPORATION
(Registrant)




By: PAMELA J. PENNY
    Pamela J. Penny
    Vice President and Controller
   (Duly Authorized Officer and
    Chief Accounting Officer)











                         EXHIBIT INDEX



   Exhibit

        11 Computation of Earnings per Share (included in Note 2 of Notes to Consolidated Financial
                     Statements)

        12           Computation of Ratio of Earnings to Fixed
                     Charges and Ratio of Earnings to Combined
                     Fixed Charges and Preferred Stock Dividends

        27           Financial Data Schedule