Form 10-Q
period 1999-06-30
AMERICAN GENERAL CORP /TX/
filed 1999-08-13
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               OR

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

Yes   X  .     No      .

As of July 30, 1999, there were 249,106,485 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.















                             INDEX TO FORM 10-Q


                                                                        Page
Part I.    FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                     Consolidated Statement of Income for the six months
                       and quarters ended June 30, 1999 and 1998 ........ 2

                     Consolidated Balance Sheet at June 30, 1999 and
                       December 31, 1998 ................................ 3

                     Consolidated Statement of Shareholders' Equity
                       for the six months ended June 30,1999 and 1998 ... 4

                     Consolidated Condensed Statement of Cash Flows for
                       the six months ended June 30, 1999 and 1998 ...... 5

                     Notes to Consolidated Financial Statements ......... 6

         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .............. 12


Part II.   OTHER INFORMATION.


         Item 1. Legal Proceedings ...................................... 26

         Item 4. Submission of Matters to a Vote of Security Holders..... 26

         Item 6. Exhibits and Reports on Form 8-K ....................... 27














                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN GENERAL CORPORATION
                Consolidated Statement of Income
                          (Unaudited)
              (In millions, except per share data)

                                        Six Months Ended   Quarter Ended
                                            June 30,          June 30,
                                         1999      1998    1999      1998
Revenues
 Premiums and other considerations.    $ 1,914   $ 1,769 $   990   $   891
 Net investment income ............      2,597     2,506   1,312     1,280
 Finance charges ..................        713       658     356       331
 Realized investment gains(losses).         (7)        5      (5)        4
 Other ............................        116        97      60        50
     Total revenues ...............      5,333     5,035   2,713     2,556

Benefits and expenses
 Insurance and annuity benefits ...      2,691     2,510   1,378     1,286
 Operating costs and expenses .....        808       767     416       385
 Commissions ......................        599       504     321       255
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............       (221)      (84)   (135)      (50)
 Provision for finance receivable
  losses ..........................        100       100      48        51
 Goodwill amortization ............         24        20      12        11
 Interest expense
  Corporate .......................         95        92      51        42
  Consumer Finance ................        276       246     138       124
     Total benefits and expenses ..      4,372     4,155   2,229     2,104

Earnings
 Income before income tax expense .        961       880     484       452
 Income tax expense ...............        336       316     168       165
 Income before minority interest
  and net dividends on preferred
  securities of subsidiaries ......        625       564     316       287
 Minority interest in net income of
  Western National Corporation ....          -        11       -         -
 Net dividends on preferred
  securities of subsidiaries ......         45        45      23        23
     Net income ...................    $   580   $   508 $   293   $   264

 Net income per share
  Basic ...........................    $  2.30   $  2.02 $  1.17   $  1.03
  Diluted .........................    $  2.25   $  1.97 $  1.14   $  1.01













Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
                  Consolidated Balance Sheet
                          (Unaudited)
                (In millions, except share data)

                                                    June 30,   December 31,
                                                      1999        1998
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $60,756; $59,212) ...........................   $ 61,084    $ 62,731
  Mortgage loans on real estate .................      3,429       3,368
  Equity securities (cost: $287; $288)...........        332         325
  Policy loans ..................................      2,348       2,329
  Investment real estate ........................        224         226
  Other long-term investments ...................        405         230
  Short-term investments ........................      1,096         654
      Total investments .........................     68,918      69,863
 Cash ...........................................        348         341
 Assets held in Separate Accounts ...............     19,695      16,158
 Finance receivables, net .......................      9,573       9,275
 Deferred policy acquisition costs ..............      4,245       3,253
 Cost of insurance purchased ....................      1,091         956
 Goodwill .......................................      1,496       1,590
 Other assets ...................................      4,503       3,671
      Total assets ..............................   $109,869    $105,107

Liabilities
 Insurance and annuity liabilities ..............   $ 64,576    $ 62,844
 Liabilities related to Separate Accounts .......     19,695      16,158
 Debt (short-term)
  Corporate ($1,703; $1,607) ....................      2,990       2,743
  Consumer Finance ($3,789; $3,686) .............      9,232       8,863
 Income tax liabilities .........................        914       1,543
 Other liabilities ..............................      3,154       2,357
      Total liabilities .........................    100,561      94,508

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................      1,480       1,480
    Convertible .................................        249         248
      Total redeemable equity ...................      1,729       1,728

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 2,317,701) ...................         85          85
 Common stock (shares issued: 269,298,493;
  outstanding: 249,651,754; 251,804,294) ........        926         939
 Cost of treasury stock .........................       (940)       (759)
 Retained earnings ..............................      7,384       7,007
 Accumulated other comprehensive income .........        124       1,599
      Total shareholders' equity ................      7,579       8,871
      Total liabilities and equity ..............   $109,869    $105,107






Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
         Consolidated Statement of Shareholders' Equity
                          (Unaudited)
              (In millions, except per share data)

                                                        Six Months Ended
                                                             June 30,
                                                          1999      1998

Convertible preferred stock
 Balance at beginning and end of period ............  $     85  $     85

Common stock
 Balance at beginning of period ....................       939       326
 Issuance of common shares for acquisition .........         -       580
 Stock options issued for acquisition ..............         -        37
 Issuance of treasury shares .......................       (13)      (14)

 Balance at end of period ..........................       926       929

Cost of treasury stock
 Balance at beginning of period ....................      (759)     (621)
 Share repurchases .................................      (221)      (78)
 Issuance under employee benefit plans and other ...        40        39

 Balance at end of period ..........................      (940)     (660)

Retained earnings
 Balance at beginning of period ....................     7,007     6,624
 Net income ........................................       580       508
 Cash dividends (per share)
  Preferred ($1.29; $1.29) .........................        (3)       (3)
  Common ($.80; $.75) ..............................      (200)     (186)

 Balance at end of period ..........................     7,384     6,943

Accumulated other comprehensive income
 Balance at beginning of period.....................     1,599     1,169
 Change in net unrealized gains (losses)
  on securities ....................................    (1,475)      331

 Balance at end of period ..........................       124     1,500

   Total shareholders' equity ......................  $  7,579  $  8,797
















Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
         Consolidated Condensed Statement of Cash Flows
                          (Unaudited)
                         (In millions)

                                                       Six Months Ended
                                                           June 30,
                                                        1999      1998
Operating activities
       Net cash provided by operating activities ...  $ 1,253   $ 1,024

Investing activities
 Investment purchases ..............................  (12,273)   (5,305)
 Investment dispositions and repayments ............   10,288     4,625
 Finance receivable originations and purchases .....   (2,921)   (3,069)
 Finance receivable principal payments received ....    2,513     2,353
 Net increase in short-term investments ............     (442)     (239)
 Acquisition of Western National Corporation .......        -      (591)
 Other, net ........................................      (74)     (107)
       Net cash used for investing activities ......   (2,909)   (2,333)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    3,210     2,122
   Policyholder account withdrawals ................   (2,338)   (2,231)
    Net policyholder account deposits
       (withdrawals) ...............................      872      (109)
   Short-term collateralized financings ............      277       305
     Total Retirement Services and Life Insurance ..    1,149       196
 Consumer Finance
   Net increase in short-term debt .................       58       355
   Long-term debt issuances ........................      455       873
   Long-term debt redemptions ......................     (191)     (632)
     Total Consumer Finance ........................      322       596
 Corporate
   Net increase in short-term debt .................       96       882
   Long-term debt issuance ........................       150         -
   Long-term debt redemptions ......................        -      (354)
   Common stock repurchases ........................     (219)      (74)
   Dividends on common and preferred stock .........     (203)     (189)
   Non-recourse obligation collateralized by bonds .      483         -
   Other, net ......................................     (115)      184
     Total Corporate ...............................      192       449
       Net cash provided by financing activities ...    1,663     1,241

Net increase (decrease) in cash ....................        7       (68)
Cash at beginning of period ........................      341       263
Cash at end of period ..............................  $   348   $   195

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $    48   $   143
   Interest
    Corporate ......................................       89        98
    Consumer Finance ...............................      265       240
   Dividends on preferred securities of
    subsidiaries ...................................       68        68





Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
           Notes to Consolidated Financial Statements
                         June 30, 1999

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation and its subsidiaries (American General or the company) have been prepared in accordance with generally accepted accounting principles for interim periods.
         In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at June 30, 1999, the consolidated results of operations for the three months and six months ended June 30, 1999 and 1998, and the consolidated shareholders' equity and cash flows for the six months ended June 30, 1999 and 1998.

2. New Accounting Standards. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value as either assets or liabilities in the balance sheet. Changes in the fair value of a derivative instrument are to be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument.

         In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 for one year, to years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the company's consolidated results of operations or financial position.

3. Comprehensive Income. The components of consolidated comprehensive income for the six months and quarters ended June 30, 1999 and 1998 were as follows:

                                          Six Months Ended   Quarter Ended
         (In millions)                        June 30,          June 30,
                                            1999     1998    1999     1998
         Net income ..................    $   580   $  508  $  293   $  264
         Other comprehensive income
          Gross change in unrealized
           gains(losses)on securities*
           [pretax:($2,288); $516;
           ($1,410); $302] ...........     (1,479)     333    (912)     195
          Less: gains (losses)
           realized in net income ....         (4)       2      (5)       2
          Change in net unrealized
           gains(losses)on securities*
           [pretax: ($2,281); $514;
           ($1,402); $299] ...........     (1,475)     331    (907)     193
             Comprehensive income
              (loss) .................    $  (895)  $  839  $ (614)  $  457

         * Net of deferred policy acquisition costs.






Item 1.  Financial Statements (continued).

4. Calculation of Earnings Per Share. The calculation of basic and diluted earnings per share was as follows:

                                          Six Months Ended     Quarter Ended
         (In millions,                        June 30,            June 30,
         except share data)                1999      1998      1999      1998

         Net income ..............         $580      $508      $293      $264
         Net dividends on
          convertible preferred
          stock ..................           (3)       (3)       (2)       (2)
         Earnings available
          to common
          shareholders (a)........          577       505       291       262
         Net dividends on
          dilutive securities
           Convertible preferred
            securities of
            subsidiary ...........            5         5         2         2
           Convertible preferred
            stock ................            3         3         2         2
         Earnings available
          to common
          shareholders assuming
          dilution (b) ...........         $585      $513      $295      $266

         (In thousands)
         Average shares
          outstanding (a).........      250,679   250,271   249,997   253,252
         Dilutive securities
           Convertible preferred
            securities of
            subsidiary ...........        6,144     6,144     6,144     6,144
           Convertible preferred
            stock ................        2,318     2,318     2,318     2,318
           Stock options .........        1,125     1,276     1,319     1,633
           Restricted stock ......          317       110       385       213
         Average shares
          outstanding assuming
          dilution (b) ...........      260,583   260,119   260,163   263,560

         Net income per share
           Basic .................        $2.30     $2.02     $1.17     $1.03
           Diluted ...............        $2.25     $1.97     $1.14     $1.01

         (a) Used to compute basic earnings per share.
         (b) Used to compute diluted earnings per share.













Item 1.  Financial Statements (continued).

5. Investing Activities. Cash flows related to investing activities were as follows:
                                                        Dispositions and
                                        Purchases          Repayments
                                    Six Months Ended    Six Months Ended
         (In millions)                   June 30,           June 30,
                                      1999     1998     1999      1998
         Fixed maturity securities  $11,819   $5,118  $10,065    $4,266
         Mortgage loans                 271      145      166       278
         Equity securities               20        1       21        37
         Other                          163       41       36        44
           Total                    $12,273   $5,305  $10,288    $4,625

6. Derivative Financial Instruments. Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the six months ended June 30, 1999 or 1998. Significant activity related to derivative financial instruments during the six months ended June 30, 1999 was as follows:

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

         During the six months ended June 30, 1999, call and put swaptions with notional amounts of $4.9 billion were purchased, while $1.9 billion expired. The company uses options to enter into interest rate swap agreements to limit its exposure to reduced spreads between investment yields and interest crediting rates should interest rates decrease or increase significantly over prolonged periods. Call and put swaptions with notional amounts of $5.4 billion and $5.7 billion, respectively, and average strike rates of 4.2% and 8.5%, respectively, were outstanding at June 30, 1999. These swaptions expire in 1999 and 2000.

7. Dollar Roll Agreements. American General uses dollar roll agreements as part of its strategy to increase investment income. Dollar rolls are agreements to sell mortgage-backed securities (MBSs) and repurchase substantially the same securities at a specified price and date in the future. The dollar rolls are accounted for as short-term collateralized financings and are included in other liabilities. At June 30, 1999, the company had $277 million of outstanding dollar roll agreements. The average amount outstanding and the weighted average interest rate on dollar rolls for the six months ended
         June 30, 1999 were $725 million and 4.6%, respectively.








Item 1.  Financial Statements (continued).

8.       Legal Contingencies.

         Market Conduct. In recent years, various life insurance companies have been named as defendants in class action lawsuits relating to life insurance pricing and sales practices, and a number of these lawsuits have resulted in substantial settlements. Certain of American General's subsidiaries are defendants in similar class action lawsuits. American General previously reported that these life insurance subsidiaries had entered into agreements to resolve substantially all of the material pending market conduct class action lawsuits, and that the company recorded a charge in fourth quarter 1998 covering the cost of additional policyholder benefits and other anticipated expenses resulting from the proposed settlements, as well as other administrative and legal costs.

         The settlements are not final until approved by the courts and any appeals are resolved. The order approving the settlement agreement for The Franklin Life Insurance Company was entered by the court on June 1, 1999, and became final on July 1, 1999. The order approving the settlement agreement for the life insurance subsidiaries of USLIFE Corporation was entered by the court on July 7, 1999, and became final on August 6, 1999. While the order approving the settlement agreement for American General Life Insurance Company and American General Life Insurance Company of New York was entered by the court on June 23, 1999, an appeal has been filed and remains outstanding as of the date of this report. Court approval of the settlement agreement for American General Life and Accident Insurance Company is still pending.

         Satellite Dish. On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton D. Smith, et al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action
         No. 96-0254, rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against American General Financial Center (Financial Center), an indirect subsidiary of the company. The lawsuit was filed on November 15, 1996, by 29 individuals each of whom purchased a satellite dish in the early 1990s for approximately $2,500 from unaffiliated distributors who arranged financing for these satellite dishes through Financial Center. Financial Center intends to appeal the judgment and believes that it has substantial bases for success in the appeal.

         Although substantial risks and uncertainties remain with respect to the ultimate outcome of this case, internal and external legal counsel have advised the company that it is not probable within the meaning of SFAS 5, "Accounting for Contingencies," that the company will ultimately incur a material liability in connection with the case. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.












Item 1.  Financial Statements (continued).

         Other. In addition to those lawsuits or proceedings disclosed herein and in prior reports, the company is a party to various other lawsuits and proceedings arising in the ordinary course of business. Many of these lawsuits and proceedings, including those filed by individuals who have excluded themselves from the market conduct settlements as well as numerous cases involving the financing of satellite dishes, arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in jurisdictions like Alabama and Mississippi continues to create the potential for an unpredictable judgment in any given suit.

9. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated Federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the company's tax returns through 1988. During 1999, the company and the IRS reached a settlement of all contested issues through 1988, which resulted in a change in the tax basis of assets acquired in a 1988 taxable purchase business combination. To reflect the new tax basis, the company reduced deferred tax liabilities by $70 million and reduced goodwill by the same amount, in accordance with SFAS 109, "Accounting for Income Taxes." The IRS is currently examining the company's tax returns for 1989 through 1996.

10. Division Results. Results of each division include earnings from its business operations and earnings on that amount of equity considered necessary to support its business, excluding goodwill amortization, net realized investment gains (losses), and non-recurring items. Corporate operations include parent company expenses, the cost of corporate borrowings, and earnings on corporate assets. Operating earnings excludes aftertax realized investment gains (losses) and non-recurring items.






















Item 1.  Financial Statements (continued).

Division results for the six months ended June 30, were as follows:

                                                Income
                                 Revenues    Before Taxes*   Earnings
(In millions)                  1999    1998   1999   1998   1999  1998

Retirement Services          $1,758  $1,476 $  428 $  360 $  287 $ 237
Life Insurance                2,739   2,745    537    504    350   330
Consumer Finance                844     784    171    149    110    94
  Total divisions             5,341   5,005  1,136  1,013    747   661

Corporate operations             (1)     25   (144)  (101)   (94)  (69)
Goodwill amortization                          (24)   (20)   (24)  (20)
Net dividends on
 preferred securities
 of subsidiaries                                             (45)  (45)
Minority interest in
 net income of Western
 National Corporation                                          -   (11)

  Operating earnings                                         584   516
     Realized investment
      gains (losses)             (7)      5     (7)     5     (4)    3
     Non-recurring item           -       -      -    (17)     -   (11)
       Total consolidated    $5,333  $5,035 $  961 $  880  $ 580 $ 508


Division results for the quarter ended June 30, were as follows:

                                                Income
                                 Revenues    Before Taxes*   Earnings
(In millions)                  1999    1998   1999   1998   1999  1998

Retirement Services          $  913  $  765 $  217 $  188 $  145 $ 123
Life Insurance                1,383   1,382    272    259    177   169
Consumer Finance                423     395     89     75     57    47
  Total divisions             2,719   2,542    578    522    379   339

Corporate operations             (1)     10    (77)   (55)   (49)  (39)
Goodwill amortization                          (12)   (11)   (12)  (11)
Net dividends on
 preferred securities
 of subsidiaries                                             (23)  (23)

  Operating earnings                                         295   266
     Realized investment
      gains (losses)             (5)      4     (5)     4     (2)    3
     Non-recurring item           -       -      -     (8)     -    (5)
       Total consolidated    $2,713  $2,556  $ 484  $ 452  $ 293 $ 264

* Excludes minority interest and net dividends on preferred securities of subsidiaries, which are reported aftertax on statement of income.








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

The reasons for any significant variations between the quarters ended June 30, 1999 and 1998 are the same as those discussed below for the respective six month periods, unless otherwise noted.


                            OVERVIEW

American General reported financial highlights as follows:

                               Six Months Ended     Quarter Ended
(In millions,                       June 30,           June 30,
except per share data)           1999     1998      1999     1998

Operating earnings            $    584 $    516  $    295 $    266
Operating earnings per share      2.26     2.00      1.15     1.02
Net income                         580      508       293      264
Net income per share              2.25     1.97      1.14     1.01
Revenues and deposits           10,454    8,876     5,489    4,450
Assets                         109,869  101,025
Shareholders' equity             7,579    8,797

Operating earnings and net income increased 13% and 14%, respectively, for the six months ended June 30, 1999, compared to the same period in 1998, primarily due to increases in earnings in the company's Retirement Services division (up 21%), Life Insurance division (up 6%), and Consumer Finance division (up 17%). Operating earnings and net income for second quarter 1999 increased 11%, compared to second quarter 1998. Quarterly per share amounts increased 13%, compared to the 11% increase in aggregate operating earnings and net income, due to the effect of repurchasing 4.8 million shares of the company's common stock during the last twelve months. Revenues and deposits increased $1.6 billion, or 18%, for the six month period and $1.0 billion, or 23%, for the quarter ended June 30, 1999 compared to the same periods in 1998, primarily due to higher fixed and variable deposits in the Retirement Services division.

Growth in the business in the operating divisions, as discussed below, resulted in an 11% increase in assets, excluding the fair value adjustment related to securities, from June 30, 1998 to June 30, 1999. During the last twelve months, net income increased shareholders' equity by $836 million. This increase was offset by dividends to shareholders of $395 million, share repurchases of $338 million, and a decrease in the fair value adjustment on securities of $1.4 billion. In the first six months of 1999, the company purchased 3.1 million shares of its common stock for $221 million. The company purchased 1.6 million shares for $117 million in second quarter 1999.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                       BUSINESS DIVISIONS

The company manages its business operations through three divisions, which are based on products and services offered. The results of each division for the six months and quarters ended June 30, 1999 and 1998 are discussed below.

Retirement Services

Retirement Services division results were as follows:

                          Six Months Ended      Quarter Ended
                              June 30,             June 30,
(In millions)              1999       1998      1999      1998

Earnings                 $   287    $   237   $   145   $   123
Deposits
 Fixed                     2,386      1,761     1,331       840
 Variable                  1,529      1,152       749       601
Assets
 Investments              39,553     38,495
 Separate Accounts        17,854     13,168
Investment margin
 Fixed                       490        400       251       204
 Variable                     99         77        51        40
Operating expenses           151        107        80        50

Earnings. Division earnings for the six months and quarter ended June 30, 1999 increased $50 million or 21%, and $22 million or 18%, respectively, compared to the same periods in 1998. Earnings growth was driven by continued growth in investments supporting fixed accounts, higher fixed investment spread, and growth in Separate Account assets. Asset growth, excluding the fair value adjustment related to the division's securities, was 15% from June 30, 1998 to June 30, 1999. This growth was due to fixed and variable deposits, stock market appreciation on assets held in Separate Accounts, and interest credited to fixed accounts, partially offset by account withdrawals.

Deposits. Fixed deposits for the six months and quarter ended June 30, 1999 increased 36% and 59%, respectively, due to the division's continued success in marketing single premium fixed annuities through the financial institution distribution channel. Variable deposit growth of 33% in the first six months of 1999 and 24% during second quarter 1999, compared to the same periods in 1998, reflects continued consumer interest in equity-based variable products and the division's introduction of Portfolio Director Plus, a new variable product line that offers expanded investment options.

Fixed Investment Margin. Fixed investment margin represents the difference between net investment income on invested assets and interest credited to policyholders' fixed accounts. Fixed investment spread is the difference between yield on invested assets and the average interest rate credited to policyholder fixed accounts.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investment results on fixed accounts were as follows:

                                      Six Months Ended     Quarter Ended
                                          June 30,           June 30,
(In millions)                          1999      1998      1999     1998

Net investment income                 $1,457    $1,333    $ 741    $ 687
Investment yield                        7.72%     8.03%    7.78%    8.16%
Average crediting rate                  5.38      5.85     5.39     5.88
Fixed investment spread                 2.34      2.18     2.39     2.28

Net investment income for the six months ended June 30, 1999 increased 9% due to growth in invested assets. The 31 basis point decrease in yield for the six month period was due to lower yields on new investments, lower premiums on investments called or tendered before their maturity dates, and the impact of purchase accounting adjustments related to the acquisition of American General Annuity on February 25, 1998. The decrease in the average crediting rate exceeded the decrease in investment yield, producing an increase in investment spread of 16 basis points for the six month period. The year-to-date increase in net investment income combined with a decline in average crediting rates on policyholder reserves resulted in a 23% increase in fixed investment margin.

Variable Investment Margin. Variable investment margin consists of mortality and expense risk fees for Separate Accounts and mutual fund management fees. The $22 million, or 28%, increase in variable investment margin for the first six months of 1999, compared to the same period in 1998, was related to growth in Separate Account assets resulting from new sales and market appreciation.

Surrenders. The division's rate of policyholder surrenders as a percentage of average policyholders' account balances were as follows:

                            Six Months Ended     Quarter Ended
                                 June 30,           June 30,
                              1999     1998      1999     1998

Tax-qualified                 6.02%    5.52%     6.17%    5.49%
Non-qualified                 9.36    11.80     10.62    12.67

Factors contributing to higher tax-qualified surrenders included increased competition from other investment products and lower average interest crediting rates on fixed accounts. The decrease in non-qualified surrenders was due to the growth in assets associated with the sales of financial institution proprietary products that are within the surrender charge period.

Operating Expenses. Operating expenses increased $44 million for the six months and $30 million for the quarter ended June 30, 1999, compared to the same periods of 1998, due to administrative expenses to support the higher level of sales, as well as new marketing and sales initiatives. In addition, the division incurred higher than normal costs to improve its infrastructure, including administrative system upgrades and the establishment of a customer care center to improve customer service. The ratio of operating expenses to average assets increased to .52% for the first six months of 1999 from .42% for the same period of 1998.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life Insurance

Life Insurance division results were as follows:

                                     Six Months Ended      Quarter Ended
                                         June 30,             June 30,
(In millions)                         1999      1998      1999       1998

Earnings                          $    350   $   330  $    177    $   169
Deposits                             1,206       928       696        453
Assets
  Investments                       28,011    29,133
  Separate Accounts                  1,841     1,129
Insurance and annuity liabilities   25,975    25,323
Premiums and other considerations    1,539     1,551       780        775
Net investment income                1,112     1,114       557        566
Operating expenses                     357       369       185        182

Earnings. Division earnings increased 6% for the six months ended June 30, 1999 compared to the same period in 1998. The increase was primarily due to growth in insurance in force, improved interest margins, and lower operating expenses.

Sales, Deposits, and Premiums. Sales and deposits of individual life insurance and annuities were as follows:

                                       Six Months Ended     Quarter Ended
(In millions)                              June 30,            June 30,
                                        1999      1998      1999     1998
Sales
 Individual life insurance            $  469    $  320   $   305  $   143
 Annuities                               297       245       154      136
Deposits
 Individual life insurance               883       641       519      301
 Annuities                               323       287       177      152

Total sales of individual life and annuity products increased 36% and 64% for the first six months and quarter ended June 30, 1999, respectively, compared to the same periods in 1998. The increases of $149 million in annualized life insurance sales for the six months, and $162 million for second quarter, were due to strong sales of corporate executive benefits products in second quarter 1999 and growth in recently introduced variable life products, offset by lower sales of universal life insurance due to the low interest rate environment. Sales of corporate executive benefits products can fluctuate significantly from quarter to quarter due to large case size. New annuity sales increased 21% and 12% for the first six months and second quarter 1999, respectively, due to continued strong sales of variable annuity products through financial institutions.

Total deposits in 1999 were 30% higher for the six months, and 54% higher for second quarter, compared to the same periods of 1998, primarily due to the increased sales of corporate executive benefits products and variable annuities. Premiums and other considerations decreased year-to-date in 1999 compared to 1998 primarily due to de-emphasis of non-strategic, non-life lines of business.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investment Spread. Investment results and interest crediting rates were as follows:
                                  Six Months Ended   Quarter Ended
                                      June 30,          June 30,
                                   1999      1998    1999      1998

Investment yield                   8.34%     8.48%   8.32%     8.61%
Average crediting rate             5.89      6.03    5.84      6.01
Investment spread                  2.45      2.45    2.48      2.60

Net investment income and investment yield decreased in the first six months and second quarter of 1999, compared to the same periods of 1998, due to lower premiums on investments called or tendered before their maturity dates and a lower yield on new and reinvested funds. These decreases were partially offset by management of crediting rates on interest-sensitive products, resulting in a flat investment spread compared to the 1998 year-to-date period and a 12 basis point decline in the second quarter. Investments, excluding the fair value adjustment related to the division's securities, increased 1% from June 30, 1998 to June 30, 1999.

Mortality and Persistency. Death claims and premium termination rates were as follows:
                                 Six Months Ended      Quarter Ended
                                      June 30,            June 30,
                                   1999     1998       1999     1998

Death claims (in millions)       $  508   $  504     $  258   $  253
Death claims per $1,000
 of in force                     $ 3.73   $ 3.65     $ 3.80   $ 3.67
Premium termination rate          12.26%   12.23%     12.10%   11.79%

Death claims per $1,000 of in force increased due to the effect from aging of the in force business. The increase in the quarterly premium termination rate reflects unusually favorable persistency in second quarter 1998. Overall, mortality experience and persistency experience were within pricing assumptions.

Operating Expenses. Operating expenses decreased $12 million for the first six months of 1999 and increased $3 million for the second quarter, compared to the same periods in 1998. During the first six months of 1999, the division benefitted from efficiency gains related to consolidation and centralization of common functions utilizing a shared services platform, as well as lower employee benefits expense. These decreases were partially offset by increases related to higher technology costs and new initiatives to market variable and corporate executive benefits products. The increase for second quarter 1999 resulted from premium taxes paid on the higher corporate executive benefits deposits. The ratio of operating expenses to direct premiums and deposits was 14.30% and 13.63% for the first six months and second quarter of 1999, respectively, compared to 16.49% and 16.38% in the same periods of 1998. The improved expense ratios reflect efficiency gains and higher deposits in 1999.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance

Consumer Finance division results were as follows:

                                 Six Months Ended        Quarter Ended
                                     June 30,              June 30,
($ in millions)                   1999       1998        1999     1998

Earnings                        $  110     $   94      $   57   $   47
Average finance receivables      9,792      8,122       9,862    8,242
Finance charges                    713        658         356      331
Finance margin                     437        412         218      207
Interest spread                   8.46%      9.64%       8.30%    9.53%
Operating expenses              $  242     $  235      $  119   $  116

Earnings. Division earnings increased 17% for the six months and 19% for the quarter ended June 30, 1999, compared to the same periods of 1998, primarily due to improved credit quality and an increase in average finance receivables.

Finance Receivables. Finance receivables, net of the allowance for finance receivable losses, at June 30, 1999 increased $1.3 billion to $9.6 billion from June 30, 1998. Average finance receivables increased 21% in the first six months of 1999 compared to the same period in 1998, primarily due to new loan production in the division's branch offices and acquisitions of real estate loan portfolios.

Credit Quality. Net charge-off and delinquency ratios reflect the quality of receivables, the success of collection efforts, and general economic conditions. Charge offs, delinquencies, and the allowance for finance receivable losses were as follows:

                                 Six Months Ended        Quarter Ended
                                     June 30,               June 30,
($ in millions)                   1999       1998        1999       1998

Charge offs                     $  100     $  108      $   48     $   54
  % of average receivables        2.05%      2.66%       1.96%      2.62%

                                     June 30,             December 31,
                                  1999       1998             1998
Delinquencies (60+ days)        $  371     $  317           $  384
  % of finance receivables        3.53%      3.43%            3.75%
Allowance for finance
 receivable losses              $  386     $  365           $  382
  % of finance receivables        3.87%      4.24%            3.96%

The decrease in the charge-off ratio for the first six months of 1999, compared to the same period in 1998, resulted from the improvement in credit quality due to the continued shift towards a higher percentage of real estate loans and the division's strict adherence to its underwriting standards. At June 30, 1999, real estate loans represented 62% of total finance receivables, compared to 55% at June 30, 1998 and 60% at December 31, 1998. The increases in delinquencies and the delinquency ratio at June 30, 1999 compared to June 30, 1998 were due to the seasoning of acquired real estate portfolios that contained minimal delinquent loans when purchased.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The division maintains the allowance for finance receivable losses at an amount that management believes is adequate to absorb anticipated losses in the existing portfolio. As a result of improved credit quality and portfolio growth, the allowance ratio has declined. The ratio of allowance for finance receivable losses to annualized quarterly charge offs for second quarter 1999 improved to 201% from 171% for second quarter 1998 and 161% for fourth quarter 1998. The second quarter 1999 charge offs were reduced by $2 million of proceeds from the sale of loans previously charged off.

Finance Margin. Finance margin represents the difference between finance charges and the cost of borrowings to support the level of finance receivables. Finance margin increased 6% for the six months ended June 30, 1999, compared to the same period in 1998, due to the increase in aggregate finance charges exceeding the increase in interest expense. Finance charges increased 8% due to the increase in average finance receivables during the first six months of 1999.

Interest Spread. The components of interest spread and risk-adjusted spread were as follows:

                                    Six Months Ended     Quarter Ended
                                        June 30,            June 30,
                                     1999      1998      1999     1998

Yield on finance receivables        14.66%    16.30%    14.47%   16.13%
Borrowing cost                       6.20      6.66      6.17     6.60
Interest spread                      8.46      9.64      8.30     9.53
Charge-off ratio                     2.05      2.66      1.96     2.62
Risk-adjusted spread                 6.41%     6.98%     6.34%    6.91%

The interest spread between yield and borrowing cost decreased 118 basis points for the first six months of 1999 and 123 basis points for the second quarter of 1999, compared to the same periods in 1998, due to lower yields, partially offset by lower borrowing costs. The lower yield on finance receivables reflects the increased proportion of real estate loans, which generally have lower yields and lower charge offs due to their higher credit quality.

Risk-adjusted spread represents the difference between interest spread and the charge-off ratio. The six month decrease in risk-adjusted spread of 57 basis points, compared to the 118 basis point decrease in interest spread, was a result of the improvement in the charge-off ratio due to better credit quality of the portfolio.

Operating Expenses. Operating expenses as a percentage of average finance receivables decreased to 4.97% for the six month period in 1999 from 5.80% for the same period in 1998. This decrease reflects a 21% increase in average finance receivables compared to a 3% increase in operating expenses.












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                          INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and policy loans.

Fair Value of Securities. An increase in interest rates and resulting decreases in bond values in 1999 caused a $3.2 billion decrease in the fair value adjustment to fixed maturity securities and a related $1.5 billion reduction in shareholders' equity from December 31, 1998. The components of the fair value adjustment at June 30, 1999 and December 31, 1998, and the 1999 change, were as follows:

                                        June 30, December 31,
(In millions)                             1999       1998      Change

Fair value adjustment to fixed
 maturity securities                    $   328    $ 3,519    $(3,191)
Decrease in deferred policy
 acquisition costs and cost of
 insurance purchased                       (181)    (1,083)       902
Increase in deferred income taxes           (52)      (861)       809
Net unrealized gains
 Fixed maturity securities                   95      1,575     (1,480)
 Equity securities                           29         24          5
   Net unrealized gains on
     securities                         $   124    $ 1,599    $(1,475)

Fixed Maturity Securities. At June 30, 1999, fixed maturity securities included $46.4 billion of corporate bonds, $12.4 billion of mortgage-backed securities, and $2.1 billion of bonds issued by governmental agencies. The average credit rating of the fixed maturity securities was A at June 30, 1999 and A+ at December 31, 1998. Average credit ratings by category at June 30, 1999 were as follows:

                                        June 30,           Average Credit
(In millions)                             1999       %        Rating

Investment grade                        $45,154      74%        A
Mortgage-backed                          12,357      20         AAA
Below investment grade                    3,573       6         BB-
 Total fixed maturity securities        $61,084     100%        A

Below Investment Grade Securities. Below investment grade securities have credit ratings below BBB-. Below investment grade securities were 5% of total invested assets at June 30, 1999 and December 31, 1998. The company invests in below investment grade securities to enhance the overall yield of the portfolio. Investment income from below investment grade securities was $177 million (10.1% yield) for the six months ended June 30, 1999 and $148 million (11.1% yield) for the same period in 1998. Realized investment losses on below investment grade securities were $54 million and $1 million for the six months ended June 30, 1999 and 1998, respectively.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Non-Performing Securities. Bonds are deemed to be non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest. Non-performing bonds were less than 0.1% of total fixed maturity securities at June 30, 1999 and December 31, 1998.

Mortgage Loans. Mortgage loans on real estate, consisting primarily of loans on office and retail properties, represented 5% of invested assets at June 30, 1999 and December 31, 1998. Mortgage loan statistics at June 30, 1999 and December 31, 1998 were as follows:

                                         June 30,       December 31,
          (In millions)                    1999             1998

         Mortgage loans                  $ 3,456          $ 3,402
         Allowance for losses                (27)             (34)
           Mortgage loans, net           $ 3,429          $ 3,368

         Percentage of mortgage loans
           Allowance for losses               .8%             1.0%
           Restructured loans                2.0              2.1
           Delinquent loans (60+ days)        .5               .6
           Watch list loans                  2.2              2.4

The yield on restructured loans was 7.9% for the six months ended June 30, 1999.


                       CAPITAL RESOURCES

Corporate Capital.   American General's target capital structure consists of
25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. At June 30, 1999, corporate capital totaling $12.2 billion, excluding the fair value adjustment on securities, consisted of $3.0 billion corporate debt (25%), $1.7 billion redeemable equity (14%), and $7.5 billion shareholders' equity (61%).

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

American General's target statutory equity for each of its principal retirement services and life insurance companies is 2.5 times the Company Action Level RBC (or 5.0 times the Authorized Control Level RBC). At June 30, 1999, American General's principal retirement services and life insurance companies, on a combined basis, had statutory equity of $4.7 billion, which was 2.6 times the Company Action Level RBC.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance. The Consumer Finance division's capital varies directly with the amount of finance receivables. Consumer Finance capital of $10.7 billion at June 30, 1999 included $9.2 billion of Consumer Finance debt, which was not guaranteed by the parent company, and $1.5 billion of equity. The capital mix of Consumer Finance debt and equity is based primarily upon maintaining leverage at a level that supports cost-effective funding.

The division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is 7.5 to 1. The ratio equaled the target at June 30, 1999 and December 31, 1998.


                           LIQUIDITY

The company's overall liquidity is based on cash flows from the business divisions and its ability to borrow in both the long-term and short-term markets at competitive rates. At June 30, 1999, the company had committed and unused credit facilities of $5.0 billion, substantially all of which were to support the company's commercial paper borrowings. The company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Parent Company. The parent company received $140 million of dividends, net of capital contributions, from subsidiaries during the six months ended June 30, 1999, compared to $536 million for the same period in 1998. Net dividends received by the parent company were $163 million in second quarter 1999, compared to $85 million in second quarter 1998. The decline in net dividends for the six month period was primarily a result of capital contributions in first quarter 1999, which were required to fund market conduct-related costs in the Life Insurance division. These capital contributions were necessary to maintain target capital levels. While state insurance regulations and long-term debt covenants restrict the amount of dividends subsidiaries may pay to the parent company, these restrictions are not expected to affect the company's ability to meet its cash obligations.

Retirement Services. Principal sources of cash for the Retirement Services division were as follows:

                                                  Six Months Ended
                                                     June  30,
(In millions)                                      1999      1998

Operating cash flow                              $  852    $  648
Fixed policyholder account deposits,
 net of withdrawals                                 703       (40)
Variable account deposits, net of
 withdrawals                                      1,302     1,207
Short-term collateralized financings                267       127











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net cash provided by operating activities increased $204 million in the first six months of 1999, compared to the same period of 1998, primarily due to an increase in premiums from structured settlement sales, as well as higher investment income from the division's larger investment base. The $743 million increase in net fixed policyholder account deposits was due to growth in the single premium fixed annuity business sold through the financial institution distribution channel. The increase in net variable account deposits was a result of policyholders' continuing interest in equity-based investments and new product introductions. Because the investment risk on variable accounts lies predominately with the policyholder, deposits and withdrawals related to Separate Accounts are not included in the company's consolidated condensed statement of cash flows. The increase in cash from short-term collateralized financings, which are included in other liabilities, relates to the company's expanded use of dollar rolls as part of its investment strategy.

The major uses of cash were the purchase of investments necessary to support increases in insurance and annuity liabilities and, to a lesser extent, dividends paid to the parent. The subsidiaries in this division paid net dividends of $87 million in the first six months of 1999 and received net contributions of $51 million in the same period of 1998. The 1998 net contributions reflect $188 million of capital contributions in second quarter 1998 to support the acquisition of a block of individual annuity business.

Life Insurance. Principal sources of cash for the Life Insurance division were as follows:

                                                  Six Months Ended
                                                      June 30,
(In millions)                                      1999      1998

Operating cash flow                               $ 129     $ 209
Fixed policyholder account deposits,
 net of withdrawals                                 169       (69)
Variable account deposits, net of
 withdrawals                                        422       159
Short-term collateralized financings                 10       178

Net cash provided by operating activities decreased $80 million in the six months ended June 30, 1999, compared to the 1998 period, primarily due to the funding in 1999 of previously accrued market conduct costs. The $238 million increase in net fixed policyholder account deposits reflects the growth in lump sum fixed deposits that will be transferred to variable accounts over a one year period, as well as higher withdrawals in 1998 for annuities that had reached the end of their surrender period. The increase in net variable account deposits in 1999 compared to 1998 was a result of growth in the corporate executive benefits business, combined with policyholders' continuing interest in equity-based investments.

The major uses of cash were the net purchase of investments necessary to support increases in insurance and annuity liabilities and, to a lesser extent, dividends paid to the parent. In the first six months of 1999, the division's subsidiaries received capital contributions of $229 million primarily to fund market conduct-related costs and paid dividends of $246 million, resulting in net dividends paid of $17 million, compared to $418 million of net dividends paid in the same period of 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance. Principal sources of cash for the Consumer Finance division were as follows:
                                                  Six Months Ended
                                                      June 30,
(In millions)                                     1999        1998

Operating cash flow                              $ 283       $ 231
Increase in debt                                   322         596

Net cash provided by operating activities increased $52 million in the first six months of 1999, compared to the same period of 1998, due to the increase in finance charges from higher average net receivables. Cash generated from the increase in debt during the first six months of 1999, compared to the same period in 1998, declined due to lower growth in finance receivables in 1999. Net dividends paid to the parent totaled $134 million and $18 million in the first six months of 1999 and 1998, respectively. The 1998 growth in receivables limited the amount of dividends paid to the parent company in the first half of 1998.


                           YEAR 2000

Internal Systems. American General has numerous technology systems that are managed on a decentralized basis. The company's Year 2000 readiness efforts have been performed by its key business units with centralized oversight. Each business unit has executed a plan to minimize the risk of a significant negative impact on its operations.

While the specifics of the plans varied, the plans included the following activities: (1) perform an inventory of the company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century as they do currently; and (5) return the systems to operations. As of June 30, 1999, these activities had been substantially completed, making the company's critical systems Year 2000 ready.

The company will continue to test its systems throughout 1999 to maintain Year 2000 readiness. In addition, the company currently is developing plans for the century transition, which will restrict systems modifications from November 1999 through January 2000, create rapid response teams to address problems, and limit vacations for key personnel.

Third Party Relationships. The company has relationships with various third parties who must also be Year 2000 ready. These third parties provide (or receive) resources and services to (or from) the company and include organizations with which the company exchanges information. Third parties include vendors of hardware, software, and information services; providers of infrastructure services such as voice and data communications and utilities for office facilities; investors; customers; distribution channels; and joint venture partners. Third parties differ from internal systems in that the company exercises less, or no, control over third parties' Year 2000 readiness.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The company has developed plans to assess and mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The company's plans include the following: (1) identify and classify third party dependencies; (2) research, analyze, and document Year 2000 readiness for critical third parties; and (3) test critical hardware and software products and electronic interfaces. As of June 30, 1999, these activities have been substantially completed. Where necessary, critical third party dependencies have been included in the company's contingency plans. Due to the various stages of Year 2000 readiness for these critical third-party dependencies, the company's testing activities related to critical third parties will extend throughout 1999.

Contingency Plans. The company's contingency planning process, which was designed to reduce the risk of Year 2000-related business failures relating to internal systems and third party relationships, included the following activities: (1) evaluate the consequences of failure of critical business processes with significant exposure to Year 2000 risk; (2) determine the probability of a Year 2000-related failure for those critical processes that have a high consequence of failure; (3) develop an action plan to complete contingency plans for critical processes that rank high in consequence and probability of failure; and (4) complete the applicable contingency plans.
As of June 30, 1999, these activities have been substantially completed. Individual contingency plans will continue to be tested and updated throughout 1999.

Risks and Uncertainties. Based on the Year 2000 readiness of its internal systems, century transition plans, plans to deal with third party relationships, and contingency plans, the company believes that it will experience at most isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the company's future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the company is not able to predict a most reasonably likely worst case scenario. If Year 2000 readiness is not achieved due to the company's failure to maintain critical systems as Year 2000 ready, failure of critical third parties to achieve Year 2000 readiness on a timely basis, failure of contingency plans to reduce Year 2000-related business failures, or other unforeseen circumstances in completing the company's plans, the Year 2000 issues could have a material adverse impact on the company's operations following the turn of the century.

Costs. Through June 30, 1999, the company has incurred and expensed $90 million (pretax) related to Year 2000 readiness, including $10 million incurred during 1999 and $17 million incurred in the first six months of 1998. The 1998 year-to-date expenses, of which $6 million related to the Retirement Services division, $9 million related to the Life Insurance division, and $1 million related to the Consumer Finance division, were excluded from 1998 division earnings, consistent with the manner in which management reviewed division results. In 1999, Year 2000 readiness expenses were included in division earnings.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The company currently anticipates that it will incur future costs of approximately $10 million to $15 million (pretax) to maintain Year 2000 readiness and complete any activities related to third party relationships and contingency plans. In addition, the company has elected to accelerate the planned replacement of certain systems as part of its Year 2000 plans. Costs of the replacement systems are being capitalized and amortized over their useful lives, in accordance with the company's normal accounting policies. Total capitalizable costs were approximately $5 million at June 30, 1999.


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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates; (2) customer responsiveness to both new products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of, or demand for, the company's products; (4) the company's ability or the ability of third parties to achieve and maintain Year 2000 readiness for critical systems and operations; (5) the ability to secure necessary regulatory approvals; and (6) adverse litigation results or resolution of litigation. Investors are also directed to other risks and uncertainties set forth in other documents filed by the company with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.






















                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Note 8 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended June 30, 1999.

Environmental-Ochoa. In March 1994, two subsidiaries of American General were named as defendants in a lawsuit, The People of the State of California v. Luis Ochoa, Skeeters Automotive, Morris Plan, Creditway of America, Inc., and American General Finance, filed in the Superior Court of California, County of San Joaquin, Case No. 271130. California sought injunctive relief, a civil penalty of not less than $5,000 per day or not less than $250,000 for violation of its Health and Safety Code in connection with the failure to register and remove underground storage tanks on property acquired through a foreclosure proceeding by a subsidiary of American General, and a civil penalty of $2,500 for each act of unfair competition prohibited by its Business and Professions Code, but not less than $250,000, plus costs. This lawsuit was dismissed on June 8, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders.

Annual Meeting.

On April 29, 1999, American General held its annual meeting of shareholders. As of that date, shareholders of the company's common and preferred shares outstanding were entitled to 253,429,474 votes. At the meeting, the company's shareholders voted on the following matters: (1) election of twelve directors constituting the company's entire board, for one-year terms; (2) re-approval of the Performance-Based Plan for Executive Officers; (3) approval of the American General Corporation 1999 Stock and Incentive Plan; and (4) ratification of the appointment of Ernst & Young LLP as independent auditors for 1999. Each matter was approved by the shareholders. The votes cast for, against, and abstentions as to each such matter were as follows:

                                 Votes For  Votes Against  Abstentions

Election of Directors:

J. Evans Attwell                213,728,446   2,057,130         -
Brady F. Carruth                214,909,382     876,194         -
W. Lipscomb Davis Jr.           214,860,155     925,421         -
Robert M. Devlin                214,859,564     926,012         -
J. Edward Easler II             214,832,144     953,432         -
Larry D. Horner                 214,855,724     929,852         -
Richard J.V. Johnson            214,865,692     919,884         -
Michael E. Murphy               214,867,763     917,813         -
Jon P. Newton                   214,915,867     869,709         -
Michael J. Poulos               214,829,235     956,341         -
Robert E. Smittcamp             214,921,517     864,059         -
Anne M. Tatlock                 214,937,057     848,519         -









Item 4.  Submission of Matters to a Vote of Security Holders (continued).

                                 Votes For  Votes Against  Abstentions

Re-approval of the
Performance-Based Plan:         206,069,918   8,587,999     1,127,659

Approval of the American
General Corporation 1999
Stock and Incentive Plan:       180,600,789  33,934,514     1,250,273

Independent Auditors:           214,722,575     257,656       805,345

A more detailed description of the matters voted on by shareholders of the company at this meeting is included in the definitive Proxy Statement dated March 22, 1999 and incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

         Exhibit 11 Computation of Earnings Per Share (included in Note 4 of Notes to Financial Statements)

         Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         Exhibit 27   Financial Data Schedule

b.       Reports on Form 8-K.

         The following report on Form 8-K was filed after March 31, 1999:

         1. Current Report on Form 8-K dated May 18, 1999, with respect to the judgment rendered by the First Judicial District of Jones County, Mississippi awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against American General Financial Center, a subsidiary of the company.






















                              SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1999.

AMERICAN GENERAL CORPORATION
(Registrant)




By: NICHOLAS R. RASMUSSEN
    Nicholas R. Rasmussen
    Executive Vice President and
    Chief Financial Officer
   (Duly Authorized Officer)









































                         EXHIBIT INDEX


       Exhibit


         11 Computation of Earnings per Share (included in Note 4 of Notes to Financial Statements)

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         27           Financial Data Schedule