Form 10-Q
period 1999-09-30
AMERICAN GENERAL CORP /TX/
filed 1999-11-12
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1999

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

Yes   X  .     No      .

As of October 29, 1999, there were 247,117,242 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock and 2,317,701 shares of American General's 7% Convertible Preferred Stock outstanding.















                             INDEX TO FORM 10-Q

                                                                      Page
Part I.    FINANCIAL INFORMATION.


         Item 1. Financial Statements.

                Consolidated Statement of Income for the nine months
                  and quarters ended September 30, 1999 and 1998....      2

                Consolidated Balance Sheet at September 30,1999 and
                  December 31, 1998 ................................      3

                Consolidated Statement of Shareholders' Equity
                  for the nine months ended September 30, 1999
                  and 1998 .........................................      4

                Consolidated Condensed Statement of Cash Flows for
                  the nine months ended September 30, 1999 and 1998.      5

                Notes to Consolidated Financial Statements .........      6

         Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..............     13


Part II.   OTHER INFORMATION.


         Item 1. Legal Proceedings ..................................    27

         Item 6. Exhibits and Reports on Form 8-K ...................    27
















                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN GENERAL CORPORATION
                Consolidated Statement of Income
                          (Unaudited)
              (In millions, except per share data)

                                      Nine Months Ended   Quarter Ended
                                         September 30,    September 30,
                                          1999    1998     1999    1998
Revenues
 Premiums and other considerations.    $ 2,866 $ 2,685  $   952 $   916
 Net investment income ............      3,897   3,790    1,300   1,284
 Finance charges ..................      1,077   1,002      364     344
 Realized investment gains(losses).        (12)      6       (5)      1
 Other ............................        181     141       65      44
     Total revenues ...............      8,009   7,624    2,676   2,589

Benefits and expenses
 Insurance and annuity benefits ...      4,020   3,847    1,329   1,337
 Operating costs and expenses .....      1,215   1,149      407     382
 Commissions ......................        910     783      311     279
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............       (337)   (150)    (116)    (66)
 Provision for finance receivable
  losses ..........................        150     153       50      53
 Goodwill amortization ............         36      32       12      12
 Interest expense
  Corporate .......................        146     138       51      46
  Consumer Finance ................        420     376      144     130
     Total benefits and expenses ..      6,560   6,328    2,188   2,173

Earnings
 Income before income tax expense .      1,449   1,296      488     416
 Income tax expense ...............        507     455      171     139
 Income before minority interest
  and net dividends on preferred
  securities of subsidiaries ......        942     841      317     277
 Minority interest in net income of
  Western National Corporation ....          -      11        -       -
 Net dividends on preferred
  securities of subsidiaries ......         68      67       23      22
     Net income ...................    $   874 $   763  $   294  $  255

 Net income per share
  Basic ...........................    $  3.48 $  3.02  $  1.18  $ 1.00
  Diluted .........................    $  3.39 $  2.95  $  1.15  $  .98













Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
                  Consolidated Balance Sheet
                          (Unaudited)
                (In millions, except share data)

                                                 September 30,  December 31,
                                                      1999        1998
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $61,676; $59,212) ...........................   $ 61,281    $ 62,731
  Mortgage loans on real estate .................      3,464       3,368
  Equity securities (cost: $303; $288)...........        334         325
  Policy loans ..................................      2,367       2,329
  Investment real estate ........................        215         226
  Other long-term investments ...................        429         230
  Short-term investments ........................      1,700         654
      Total investments .........................     69,790      69,863
 Cash ...........................................        365         341
 Assets held in Separate Accounts ...............     19,452      16,158
 Finance receivables, net .......................      9,790       9,275
 Deferred policy acquisition costs ..............      4,529       3,253
 Cost of insurance purchased ....................      1,085         956
 Goodwill .......................................      1,485       1,590
 Other assets ...................................      4,779       3,671
      Total assets ..............................   $111,275    $105,107

Liabilities
 Insurance and annuity liabilities ..............   $ 65,378    $ 62,844
 Liabilities related to Separate Accounts .......     19,452      16,158
 Debt (short-term)
  Corporate ($1,750; $1,607) ....................      3,038       2,743
  Consumer Finance ($3,966; $3,686) .............      9,471       8,863
 Income tax liabilities .........................        764       1,543
 Other liabilities ..............................      4,038       2,357
      Total liabilities .........................    102,141      94,508

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible .............................      1,675       1,480
    Convertible .................................        249         248
      Total redeemable equity ...................      1,924       1,728

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 2,317,701) ...................         85          85
 Common stock (shares issued: 269,298,493;
  outstanding: 247,038,482; 251,804,294) ........        929         939
 Cost of treasury stock .........................     (1,133)       (759)
 Retained earnings ..............................      7,577       7,007
 Accumulated other comprehensive income (loss) ..       (248)      1,599
      Total shareholders' equity ................      7,210       8,871
      Total liabilities and equity ..............   $111,275    $105,107







Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
         Consolidated Statement of Shareholders' Equity
                          (Unaudited)
              (In millions, except per share data)

                                                       Nine Months Ended
                                                         September 30,
                                                         1999      1998

Convertible preferred stock
 Balance at beginning and end of period ............ $     85  $     85

Common stock
 Balance at beginning of period ....................      939       326
 Issuance of common shares for acquisition .........        -       580
 Stock options issued for acquisition ..............        -        37
 Issuance of treasury shares .......................      (10)      (15)

 Balance at end of period ..........................      929       928

Cost of treasury stock
 Balance at beginning of period ....................     (759)     (621)
 Share repurchases .................................     (421)     (145)
 Issuance under employee benefit plans and other ...       47        47

 Balance at end of period ..........................   (1,133)     (719)

Retained earnings
 Balance at beginning of period ....................    7,007     6,624
 Net income ........................................      874       763
 Cash dividends (per share)
  Preferred ($1.93; $1.93) .........................       (4)       (4)
  Common ($1.20; $1.13) ............................     (300)     (281)

 Balance at end of period ..........................    7,577     7,102

Accumulated other comprehensive income (loss)
 Balance at beginning of period.....................    1,599     1,169
 Change in net unrealized gains (losses)
  on securities ....................................   (1,847)      904

 Balance at end of period ..........................     (248)    2,073

   Total shareholders' equity ...................... $  7,210  $  9,469


















Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
         Consolidated Condensed Statement of Cash Flows
                          (Unaudited)
                         (In millions)

                                                      Nine Months Ended
                                                         September 30,
                                                        1999      1998
Operating activities
       Net cash provided by operating activities ...  $ 1,709   $ 1,681

Investing activities
 Investment purchases ..............................  (17,221)   (8,593)
 Investment dispositions and repayments ............   14,278     7,158
 Finance receivable originations and purchases .....   (4,484)   (4,488)
 Finance receivable principal payments received ....    3,817     3,550
 Net increase in short-term investments ............   (1,046)     (285)
 Acquisition of Western National Corporation .......        -      (591)
 Other, net ........................................     (152)     (198)
       Net cash used for investing activities ......   (4,808)   (3,447)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    4,903     3,473
   Policyholder account withdrawals ................   (3,626)   (3,361)
    Net policyholder account deposits ..............    1,277       112
   Short-term collateralized financings ............    1,047       757
     Total Retirement Services and Life Insurance ..    2,324       869
 Consumer Finance
   Net increase in short-term debt .................      234       501
   Long-term debt issuances ........................      680     1,129
   Long-term debt redemptions ......................     (354)     (815)
     Total Consumer Finance ........................      560       815
 Corporate
   Net increase in short-term debt .................      143       769
   Long-term debt issuance .........................      150         -
   Long-term debt redemptions ......................        -      (354)
   Issuance of preferred securities of subsidiary ..      194         -
   Common stock repurchases ........................     (419)     (141)
   Dividends on common and preferred stock .........     (304)     (285)
   Non-recourse obligation collateralized by bonds .      483         -
   Other, net ......................................       (8)       79
     Total Corporate ...............................      239        68
       Net cash provided by financing activities ...    3,123     1,752

Net increase (decrease) in cash ....................       24       (14)
Cash at beginning of period ........................      341       263
Cash at end of period ..............................  $   365   $   249

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   152   $   258
   Interest
    Corporate ......................................      145       145
    Consumer Finance ...............................      438       391
   Dividends on preferred securities of subsidiaries       83        82






Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
           Notes to Consolidated Financial Statements
                       September 30, 1999

1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation and its subsidiaries (American General or the company) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at September 30, 1999, the consolidated results of operations for the three months and nine months ended September 30, 1999 and 1998, and the consolidated shareholders' equity and cash flows for the nine months ended September 30, 1999 and 1998.

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

    In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS 133 for one year, to years beginning after June 15, 2000. Adoption of SFAS 133 is not expected to have a material impact on the company's consolidated results of operations and financial position.

3. Comprehensive Income. The components of consolidated comprehensive income (loss) for the nine months and quarters ended September 30, 1999 and 1998 were as follows:

                                  Nine Months Ended   Quarter Ended
    (In millions)                    September 30,    September 30,
                                     1999     1998    1999     1998

    Net income .................. $   874   $  763  $  294   $  255
    Other comprehensive income
     Gross change in unrealized
      gains(losses)on securities*
      [pretax:($2,859); $1,392;
      ($571); $876] .............  (1,850)     898    (371)     565
     Less: gains (losses)
      realized in net income ....      (3)      (6)      1       (8)
     Change in net unrealized
      gains(losses)on securities*
      [pretax: ($2,854); $1,402;
      ($573); $888] .............  (1,847)     904    (372)     573
        Comprehensive income
         (loss) ................. $  (973)  $1,667  $  (78)  $  828

    * Net of deferred policy acquisition costs.







Item 1.  Financial Statements (continued).

4. Calculation of Earnings Per Share. The calculation of basic and diluted earnings per share was as follows:

                               Nine Months Ended      Quarter Ended
    (In millions,                 September 30,       September 30,
     except share data)           1999     1998      1999      1998

    Net income ..............  $   874  $   763   $   294   $   255
    Net dividends on
      convertible preferred
      stock ..................      (4)      (4)       (1)      (1)
    Earnings available
      to common
      shareholders (a)........     870      759       293      254
    Net dividends on
      dilutive securities
      Convertible preferred
        securities of
        subsidiary ...........       8        8         3        3
      Convertible preferred
        stock ................       4        4         1        1
    Earnings available
      to common
      shareholders assuming
      dilution (b) ........... $   882  $   771   $   297  $   258

    (In thousands)
    Average shares
      outstanding (a)......... 249,792  251,051   248,045  252,586
    Dilutive securities
      Convertible preferred
        securities of
        subsidiary ...........   6,144    6,144     6,144    6,144
      Convertible preferred
        stock ................   2,318    2,318     2,318    2,318
      Stock options .........    1,306    1,499     1,782    2,163
      Restricted stock ......      344      148       398      223
    Average shares
      outstanding assuming
      dilution (b) ........... 259,904  261,160   258,687  263,434

    Net income per share
       Basic ................. $  3.48  $  3.02   $  1.18  $  1.00
       Diluted ............... $  3.39  $  2.95   $  1.15  $   .98

    (a) Used to compute basic earnings per share.
    (b) Used to compute diluted earnings per share.















Item 1.  Financial Statements (continued)


5. Acquisition. On September 8, 1999, the company announced a definitive agreement to acquire Financial Life Companies, Inc., the parent company of North Central Life Insurance Company. The transaction, which is subject to regulatory approvals, is expected to close during fourth quarter 1999. North Central Life is a national provider of credit life and credit disability insurance.

6. Investing Activities. Cash flows related to investing activities were as follows:

                                                       Dispositions and
                                       Purchases          Repayments
                                   Nine Months Ended   Nine Months Ended
    (In millions)                     September 30,       September 30,
                                      1999     1998      1999       1998

    Fixed maturity securities      $16,593   $8,202   $13,945     $6,527
    Mortgage loans                     381      238       239        541
    Equity securities                   38        2        27         39
    Other                              209      151        67         51
      Total                        $17,221   $8,593   $14,278     $7,158

7. Derivative Financial Instruments. Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the nine months ended September 30, 1999 or 1998. Significant activity related to derivative financial instruments during the nine months ended September 30, 1999 was as follows:

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

    During the nine months ended September 30, 1999, call and put swaptions with notional amounts of $4.9 billion were purchased, while swaptions with notional amounts of $2.4 billion expired. The company uses options to enter into interest rate swap agreements to limit its exposure to reduced spreads between investment yields and interest crediting rates should interest rates decrease or increase significantly over prolonged periods. Call and put swaptions with notional amounts of $4.9 billion and $5.7 billion, respectively, and average strike rates of 4.3% and 8.5%, respectively, were outstanding at September 30, 1999. These swaptions expire in 2000.









Item 1.  Financial Statements (continued).

8. Dollar Roll Agreements. American General uses dollar roll agreements as part of its strategy to increase investment income. Dollar rolls are agreements to sell mortgage-backed securities (MBSs) and repurchase substantially the same securities at a specified price and date in the future. The dollar rolls are accounted for as short-term collateralized financings and are included in other liabilities. At September 30, 1999, the company had $1.0 billion of outstanding dollar roll agreements. The average amount outstanding and the weighted average interest rate on dollar rolls for the nine months ended September 30, 1999 were $757 million and 4.6%, respectively.

9. Redeemable Equity. On September 8, 1999, American General Capital I (the Trust), a subsidiary trust of American General, issued 8,000,000 shares, or $200 million, of non-convertible preferred securities. Quarterly cumulative dividends on the preferred securities are payable by the Trust at the annual rate of 7-7/8%.

    The sole assets of the Trust are Junior Subordinated Debentures (Subordinated Debentures) issued by American General and mandatorily redeemable in 2048. The Trust has no independent operations. The Subordinated Debentures are eliminated in the company's consolidated financial statements. The interest terms and payment dates of the Subordinated Debentures held by the Trust correspond to those of the Trust's preferred securities.

    American General's obligations under the Subordinated Debentures and related agreements, when taken together, constitute a full and unconditional guarantee of payments due on the preferred securities. The Subordinated Debentures are redeemable, under certain conditions, at the option of the company, on a proportionate basis.

10. Legal Contingencies.

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

    The order approving the settlement agreement for The Franklin Life Insurance Company was entered by the court on June 1, 1999, and became final on July 1, 1999. The order approving the settlement agreement for the life insurance subsidiaries of USLIFE Corporation was entered by the













Item 1.  Financial Statements (continued).

    court on July 7, 1999, and became final on August 6, 1999. While the order approving the settlement agreement for American General Life Insurance Company and American General Life Insurance Company of New York was entered by the court on June 23, 1999, an appeal has been filed and remains outstanding as of the date of this report. The order approving the settlement agreement for American General Life and Accident Insurance Company was entered by the court on August 26, 1999, and became final on September 27, 1999.

    Satellite Dish Financing. On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton D. Smith, et al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254, rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against A.G. Financial Service Center, Inc. (Financial Service Center). Financial Service Center is an indirect subsidiary of the company and formerly was named American General Financial Center. The lawsuit was filed on November 15, 1996, by 29 individuals who in the mid-1990s each purchased a satellite dish for approximately $2,500 from independent, unaffiliated dealers and distributors who arranged financing for the satellite dishes through Financial Service Center. Financial Service Center believes the judgment is unwarranted and contrary to law. Financial Service Center has appealed the judgment and believes that it has substantial bases for success on appeal. Financial Service Center, together with certain other American General companies, currently are named as defendants in other pending cases, most of which are in Mississippi, involving the financing of satellite dishes.

    On August 19, 1999, Financial Service Center filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by the Mississippi state court. The filing for reorganization under Chapter 11 is limited to Financial Service Center and intended to provide a fair and orderly process for managing the appeal and the other claims against Financial Service Center. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million.

    Although substantial risks and uncertainties remain with respect to the ultimate outcome of these cases, internal and external legal counsel have advised the company that it is not probable within the meaning of SFAS
    5, "Accounting for Contingencies," that the company will ultimately incur a material liability in connection with these cases. Accordingly, no provision has been made in the consolidated financial statements related to this contingency.















Item 1.  Financial Statements (continued).

    Other. The company is a party to various other lawsuits and proceedings, including class action lawsuits, arising in the ordinary course of business. Many of these lawsuits and proceedings, including those filed by individuals who have excluded themselves from the market conduct settlements, lawsuits relating to policies not covered by the market conduct settlements, claims concerning the sale of industrial insurance policies, and numerous cases involving the financing of satellite dishes, arise in jurisdictions, such as Alabama and Mississippi and other jurisdictions, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, the company believes that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's consolidated results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards, that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions continues to create the potential for an unpredictable judgment in any given suit.

11. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated Federal income tax return. The Internal Revenue Service (IRS) has completed examinations of the company's consolidated tax return through 1988. During 1999, the company and the IRS reached a settlement of all contested issues through 1988, which resulted in a change in the tax basis of assets acquired in a 1988 taxable purchase business combination. To reflect the new tax basis, the company reduced tax liabilities by $70 million and reduced goodwill by the same amount, in accordance with SFAS 109, "Accounting for Income Taxes." The IRS is currently examining the company's tax returns for 1989 through 1996.

12. Division Results. American General reports its financial results in three business divisions consisting of Retirement Services, Life Insurance, and Consumer Finance, as well as a category for corporate operations. Results of each division include earnings from its business operations and earnings on that amount of equity considered necessary to support its business, and exclude the impact of goodwill, net realized investment gains (losses), and non-recurring items. Corporate operations include parent company expenses, the cost of corporate borrowings, and earnings on corporate assets. Operating earnings excludes aftertax realized investment gains (losses) and non-recurring items.




















Item 1.  Financial Statements (continued).

Division results for the nine months ended September 30, were as follows:

                                                 Income
                                   Revenues   Before Taxes*   Net Income
(In millions)                    1999   1998   1999   1998   1999   1998

Retirement Services            $2,661 $2,265 $  641 $  531 $  427 $  354
Life Insurance                  4,079  4,134    814    763    532    500
Consumer Finance                1,280  1,192    259    228    167    146
  Total divisions               8,020  7,591  1,714  1,522  1,126  1,000

Corporate operations                1     27   (217)  (163)  (140)  (106)
Goodwill amortization                           (36)   (32)   (36)   (32)
Net dividends on
 preferred securities
 of subsidiaries                                              (68)   (67)
Minority interest in
 net income of Western
 National Corporation                                           -    (11)

  Operating earnings                                          882    784
     Realized investment
      gains (losses)              (12)     6    (12)     6     (8)     3
     Non-recurring item             -      -      -    (37)     -    (24)
       Total consolidated      $8,009 $7,624 $1,449 $1,296 $  874 $  763

Division results for the quarter ended September 30, were as follows:



                                                 Income
                                   Revenues   Before Taxes*   Net Income
(In millions)                    1999   1998   1999   1998   1999   1998

Retirement Services            $  903 $  789  $ 213  $ 171  $ 140  $ 117
Life Insurance                  1,340  1,389    277    259    182    170
Consumer Finance                  436    408     88     79     57     52
  Total divisions               2,679  2,586    578    509    379    339

Corporate operations                2      2    (73)   (62)   (46)   (37)
Goodwill amortization                           (12)   (12)   (12)   (12)
Net dividends on
 preferred securities
 of subsidiaries                                              (23)   (22)

  Operating earnings                                          298    268
     Realized investment
      gains (losses)               (5)     1     (5)     1     (4)     -
     Non-recurring item             -      -      -    (20)     -    (13)
       Total consolidated      $2,676 $2,589  $ 488  $ 416  $ 294  $ 255

*Excludes minority interest and net dividends on preferred securities of subsidiaries, which are reported aftertax on statement of income.











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

The reasons for any significant variations between the quarters ended September 30, 1999 and 1998 are the same as those discussed below for the respective nine month periods, unless otherwise noted.


                            OVERVIEW

American General reported financial highlights as follows:

                                    Nine Months Ended     Quarter Ended
(In millions,                          September 30,      September 30,
except per share data)                1999      1998      1999     1998

Operating earnings                $    882  $    784  $    298 $    268
Operating earnings per share          3.42      3.03      1.16     1.03
Net income                             874       763       294      255
Net income per share                  3.39      2.95      1.15      .98
Revenues and deposits               15,641    13,579     5,187    4,703
Assets                             111,275   102,197
Shareholders' equity                 7,210     9,469

Operating earnings and net income increased 13% and 15%, respectively, for the nine months ended September 30, 1999, compared to the same period in 1998, primarily due to increases in earnings in the company's Retirement Services division (up 21%), Life Insurance division (up 6%), and Consumer Finance division (up 14%). Operating earnings and net income for third quarter 1999 increased 11% and 15%, respectively, compared to third quarter 1998.
Quarterly per share amounts increased 13% and 17%, respectively, compared to the 11% and 15% increases in aggregate operating earnings and net income, due to the effect of repurchasing 6.6 million shares of the company's common stock during the last twelve months. Revenues and deposits increased $2.1 billion, or 15%, for the nine month period and $484 million, or 10%, for the quarter ended September 30, 1999 compared to the same periods in 1998, primarily due to higher fixed and variable deposits in the Retirement Services division.

Growth in the operating divisions, as discussed below, resulted in a 13% increase in assets, excluding the fair value adjustment related to securities, from September 30, 1998 to September 30, 1999. During the last twelve months, net income increased shareholders' equity by $875 million. This increase was offset by dividends to shareholders of $400 million, share repurchases of $471 million, and a decrease in the fair value adjustment on securities of $2.3 billion. In the first nine months of 1999, the company purchased 5.8 million shares of its common stock for $421 million. The company purchased 2.7 million shares for $200 million in third quarter 1999.










Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                       BUSINESS DIVISIONS

The company manages its business operations through three divisions, which are based on the products and services offered, the distribution channels utilized, and the markets served. The results of each division for the nine months and quarters ended September 30, 1999 and 1998 are discussed below.

Retirement Services

Retirement Services division results were as follows:

                                    Nine Months Ended     Quarter Ended
                                       September 30,      September 30,
(In millions)                         1999      1998     1999      1998

Earnings                           $   427   $   354  $   140   $   117
Deposits
 Fixed                               3,697     2,773    1,311     1,012
 Variable                            2,221     1,816      692       664
Assets
 Investments                        40,312    40,052
 Separate Accounts                  17,512    11,896
Net investment income                2,205     2,037      748       704
Investment margin
 Fixed                                 733       599      243       199
 Variable                              157       118       58        41
Operating expenses                     232       167       81        60

Earnings.  Division earnings for the nine months and quarter ended
September 30, 1999 increased $73 million or 21%, and $23 million or 20%, respectively, compared to the same periods in 1998. Earnings growth was primarily attributable to growth in invested assets supporting fixed accounts, higher fixed investment spread, and growth in Separate Account assets. Asset growth, excluding the fair value adjustment related to the division's securities, was 16% from September 30, 1998 to September 30, 1999. This growth was due to fixed and variable deposits, stock market appreciation on assets held in Separate Accounts, and interest credited to fixed accounts, partially offset by account withdrawals.

Deposits. Fixed deposits for the nine months and quarter ended September 30, 1999 increased 33% and 29%, respectively, due to the division's continued success in marketing non-qualified single premium fixed annuities through financial institutions. This increase was partially offset by an 8% decline in tax-qualified fixed deposits, reflecting participants' continuing interest in equity-based variable products. Correspondingly, variable deposits increased 22% for the nine months ended September 30, 1999, compared to the same period in 1998. Variable deposits increased only 4% during third quarter 1999, compared to third quarter 1998, due to a lower amount of large capital transfers during the quarter. The amount of capital transfers can vary significantly each quarter.

Net Investment Income on Invested Assets. Net investment income on invested assets increased 8% for the nine months and 6% for the quarter ended September 30, 1999, due to a 12% growth in average invested assets, partially offset by a decline in investment yield of 28 basis points for the nine months and 23 basis points for the quarter ended September 30, 1999.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed Investment Margin. Fixed investment margin represents the difference between net investment income on invested assets and interest credited to policyholders' fixed accounts. The 22% increase in fixed investment margin resulted from the year-to-date increase in net investment income combined with a decline in average crediting rates on policyholder reserves.

Investment results on fixed accounts were as follows:

                                    Nine Months Ended     Quarter Ended
                                       September 30,      September 30,
(In millions)                          1999     1998      1999     1998

Investment yield                       7.71%    7.99%     7.68%    7.91%
Average crediting rate                 5.38     5.90      5.35     5.88
Fixed investment spread                2.33     2.09      2.33     2.03

Fixed investment spread is the difference between yield on invested assets and the average interest rate credited to policyholder fixed accounts. The 28 basis point decrease in yield for the nine-month period was due to lower yields on new investments and lower premiums on investments called or tendered before their maturity dates. The decrease in the average crediting rate exceeded the decrease in investment yield, producing an increase in investment spread of 24 basis points for the nine-month period.

Variable Investment Margin. Variable investment margin consists of mortality and expense risk fees for Separate Accounts and asset management fees of assets within the Separate Accounts. The $39 million, or 33%, increase in variable investment margin for the nine months ended September 30, 1999, compared to the same period in 1998, was driven by increases in Separate Account assets, partially offset by lower fee rates due to competitive pressures.

Surrenders. The division's rate of policyholder surrenders as a percentage of average policyholders' account balances were as follows:

                                  Nine Months Ended       Quarter Ended
                                    September 30,         September 30,
                                   1999       1998       1999      1998

Tax-qualified                      6.14%      5.70%      6.08%     5.63%
Non-qualified                      9.39      11.39       9.56     11.00

Factors contributing to higher tax-qualified surrenders included increased competition from other investment products and lower average interest crediting rates on fixed accounts. The decrease in non-qualified surrenders was due to the growth in assets associated with the sales of financial institution proprietary products that are within the surrender charge period.

Operating Expenses. Operating expenses increased $65 million for the nine months and $21 million for the quarter ended September 30, 1999, compared to the same periods of 1998, due to administrative expenses to support the higher level of sales, as well as new marketing and sales initiatives. In addition, the division incurred higher costs to improve its infrastructure, including administrative system upgrades and the establishment of a centralized customer care center. The ratio of operating expenses to average assets increased to .52% for the nine months of 1999 from .43% for the same period of 1998.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life Insurance

Life Insurance division results were as follows:

                                       Nine Months Ended   Quarter Ended
                                          September 30,    September 30,
(In millions)                            1999      1998    1999     1998

Earnings                              $   532   $   500 $   182  $   170
Deposits                                1,714     1,366     508      438
Assets
 Investments                           28,157    29,717
 Separate Accounts                      1,940     1,115
Insurance and annuity liabilities      26,031    25,421
Premiums and other considerations       2,294     2,344     755      793
Net investment income                   1,651     1,675     539      561
Operating expenses                        530       532     173      163

Earnings. Division earnings increased 6% for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was primarily due to increased investment margin, growth in insurance in force, and improved mortality margins.

Sales, Deposits, and Premiums. Sales and deposits of individual life insurance and annuities were as follows:

                                    Nine Months Ended      Quarter Ended
(In millions)                         September 30,        September 30,
                                     1999       1998       1999      1998
Sales
 Individual life insurance         $  629      $ 456      $ 160     $ 136
 Annuities                            445        358        148       113
Deposits
 Individual life insurance          1,236        953        353       312
 Annuities                            478        413        155       126

Total annualized sales of individual life and annuity products increased 32% and 23% for the first nine months and quarter ended September 30, 1999, respectively, compared to the same periods in 1998. The increases of $173 million in life insurance sales for the nine months, and $24 million for third quarter, were due to strong sales of corporate executive benefits products in 1999, growth in recently introduced variable products, and increased sales of term life insurance. Sales of corporate executive benefits products fluctuate significantly from quarter to quarter due to large case size. New annuity sales increased 24% and 31% for the first nine months and third quarter 1999, respectively, due to continued strong sales of variable annuity products through financial institutions.

Total deposits in 1999 were 25% higher for the nine months, and 16% higher for third quarter, compared to the same periods of 1998, primarily due to the increased sales of corporate executive benefits products and variable annuities. Premiums and other considerations decreased year-to-date in 1999 compared to 1998 primarily due to de-emphasis of non-strategic, non-life lines of business.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Assets. Investments, excluding the fair value adjustment related to the division's securities, increased 2% from September 30, 1998 to September 30, 1999. Assets held in Separate Accounts increased $825 million from September 30, 1998, primarily due to deposits and an increase in market value over the past twelve months, partially offset by surrenders and withdrawals over the same period.

Investment Results.  Investment results were as follows:

                                   Nine Months Ended       Quarter Ended
                                     September 30,         September 30,
                                   1999        1998      1999        1998

Investment yield                   8.24%       8.48%     8.02%       8.53%
Average crediting rate             5.91        6.02      5.93        5.99
Investment spread                  2.33        2.46      2.09        2.54

Net investment income and investment yield decreased in the first nine months and third quarter of 1999, compared to the same periods of 1998, due to lower premiums on investments called or tendered before their maturity dates and a lower yield on new and reinvested funds. These decreases were partially offset by management's reduction of crediting rates on interest-sensitive products, resulting in a 13 basis point decrease in investment spread compared to the 1998 year-to-date period and a 45 basis point decline in the third quarter.

Mortality and Persistency. Death claims and premium termination rates were as follows:
                                  Nine Months Ended       Quarter Ended
                                    September 30,         September 30,
                                   1999        1998      1999        1998

Death claims (in millions)       $  753      $  751    $  245      $  247
Death claims per $1,000
 of in force                     $ 3.68      $ 3.63    $ 3.60      $ 3.58
Premium termination rate          12.61%      12.69%    13.29%      13.58%

Death claims per $1,000 of in force increased in the first nine months and third quarter of 1999, compared to the same periods in 1998, due to an increase in average policy size and the effect from aging of the in force business. This increase reflects sales of policies with greater face amounts to individuals who, on average, are older. Overall, mortality experience improved relative to pricing assumptions. The decrease in the quarterly premium termination rate for third quarter 1999 compared to third quarter 1998 reflects expected fluctuations in terminations.

Operating Expenses. Operating expenses decreased $2 million for the first nine months of 1999 and increased $10 million for the third quarter, compared to the same periods in 1998. During the first nine months of 1999, the division benefitted from efficiency gains derived from consolidation of administrative functions under a centralized shared services platform and lower pension and employee benefit-related expenses, offset by higher technology costs, costs associated with terminating certain reinsurance arrangements, and costs of new initiatives to market variable and corporate








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

executive benefits products. The increase for third quarter 1999 relates to lower state premium tax expense in third quarter 1998. The ratio of operating expenses to direct premiums and deposits was 14.52% and 15.01% for the first nine months and third quarter of 1999, respectively, compared to 15.95% and 14.86% in the same periods of 1998.

Consumer Finance

Consumer Finance division results were as follows:

                                    Nine Months Ended    Quarter Ended
                                       September 30,     September 30,
($ in millions)                        1999     1998     1999     1998

Earnings                             $  167   $  146  $    57   $   52
Average finance receivables           9,867    8,308   10,018    8,679
Finance charges                       1,077    1,002      364      344
Finance margin                          657      626      220      214
Interest spread                        8.40%    9.49%    8.27%    9.20%
Operating expenses                   $  366   $  355  $   124   $  120

Earnings. Division earnings increased 14% for the nine months and 10% for the quarter ended September 30, 1999, compared to the same periods of 1998, primarily due to an increase in average finance receivables, improved credit quality, and efficiency gains, partially offset by lower yields.

Finance Receivables. Finance receivables, net of the allowance for finance receivable losses, increased $1.4 billion, from $8.4 billion at September 30, 1998 to $9.8 billion at September 30, 1999. Average finance receivables increased 19% in the first nine months of 1999 compared to the same period in 1998, due to growth from $6.0 billion of new loan production in the division's branch offices, $1.8 billion of real estate loans acquired, and $6.4 billion of loans liquidated during the last twelve months.

Finance Margin. Finance margin, which represents the difference between finance charges and the cost of borrowings to support the level of finance receivables, increased 5% for the nine months ended September 30, 1999, compared to the same period in 1998. Finance charges increased 8% due to the 19% increase in average finance receivables during the first nine months of 1999, partially offset by a 152 basis point decline in yield. Cost of borrowing increased 12% due to the 19% increase in average borrowings, partially offset by a 43 basis point decline in borrowing cost.

Interest Spread. The components of interest spread and risk-adjusted spread were as follows:

                                   Nine Months Ended     Quarter Ended
                                      September 30,      September 30,
                                      1999     1998      1999     1998

Yield on finance receivables         14.59%   16.11%    14.45%   15.75%
Borrowing cost                        6.19     6.62      6.18     6.55
Interest spread                       8.40     9.49      8.27     9.20
Charge-off ratio                      2.04     2.58      2.02     2.44
Risk-adjusted spread                  6.36%    6.91%     6.25%    6.76%






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The spread between yield and borrowing cost decreased 109 basis points for the first nine months of 1999 and 93 basis points for the third quarter of 1999, compared to the same periods in 1998, since yields declined more than borrowing costs. The lower yield on finance receivables reflected the higher proportion of loans secured by real estate, which generally have lower yields and lower charge offs.

Risk-adjusted spread represents the difference between interest spread and the charge-off ratio. The nine-month decrease in risk-adjusted spread of 55 basis points, compared to the 109 basis point decrease in interest spread, was a result of improvement in the charge-off ratios in all portfolios and the increased proportion of real estate loans in the total portfolio.

Operating Expenses. Operating expenses as a percentage of average finance receivables decreased to 4.96% for the nine-month period in 1999 from 5.69% for the same period in 1998. This decrease reflects a 19% increase in average finance receivables compared to a 3% increase in operating expenses for the nine months ended September 30, 1999 compared to the same period in 1998.

Credit Quality. Net charge-off and delinquency ratios reflect the quality of receivables, the success of collection efforts, and general economic conditions. Charge offs, delinquencies, and the allowance for finance receivable losses were as follows:

                                    Nine Months Ended    Quarter Ended
                                       September 30,     September 30,
($ in millions)                       1999      1998     1999     1998

Charge offs                         $  150    $  161   $   50   $   53
  % of average receivables            2.04%     2.58%    2.02%    2.44%

                                       September 30,      December 31,
                                      1999      1998          1998

Delinquencies (60+ days)             $ 393    $  353        $  384
  % of finance receivables            3.67%     3.75%         3.75%
Allowance for finance
 receivable losses                   $ 386    $  365        $  382
  % of finance receivables            3.80%     4.15%         3.96%

The decrease in the charge-off ratio for the first nine months and quarter ended September 30, 1999, compared to the same periods in 1998, resulted from the improvement in credit quality due to the continued shift towards a higher percentage of real estate loans and the division's adherence to strict underwriting standards. At September 30, 1999, real estate loans represented 63% of total finance receivables, compared to 56% at September 30, 1998 and 60% at December 31, 1998. The increase in delinquencies at September 30, 1999 compared to September 30, 1998 and December 31, 1998 was due to the maturing of acquired real estate portfolios that contained minimal delinquent loans when purchased. The decrease in the delinquency ratio at September 30, 1999 compared to the prior periods reflects the higher amount of delinquencies offset by increased finance receivable balances.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The division maintains the allowance for finance receivable losses at an amount that management believes is adequate to absorb anticipated losses in the existing portfolio. The allowance as a percentage of finance receivables has declined as a result of improved credit quality and portfolio growth; however, the ratio of allowance for finance receivable losses to annualized quarterly charge offs improved to 192% for third quarter 1999 compared to 171% for third quarter 1998 and 161% for fourth quarter 1998.


                          INVESTMENTS

Invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and policy loans.

Fair Value of Securities. An increase in interest rates and resulting decreases in bond values in 1999 caused a $3.9 billion decrease in the fair value adjustment to fixed maturity securities and a related $1.8 billion reduction in shareholders' equity from December 31, 1998. The components of the fair value adjustment at September 30, 1999 and December 31, 1998, and the 1999 change, were as follows:

                                    September 30,  December 31,
(In millions)                           1999          1998       Change

Fair value adjustment to fixed
 maturity securities                 $  (395)      $ 3,519      $(3,914)
Decrease in deferred policy
 acquisition costs and cost of
 insurance purchased                     (17)       (1,083)       1,066
Decrease (increase) in deferred
 income taxes                            145          (861)       1,006
Net unrealized gains (losses)
 Fixed maturity securities              (267)        1,575       (1,842)
 Equity securities                        19            24           (5)
   Net unrealized gains (losses) on
     securities                      $  (248)      $ 1,599      $(1,847)

Fixed Maturity Securities. At September 30, 1999, fixed maturity securities included $46.3 billion of corporate bonds, $12.7 billion of mortgage-backed securities, and $2.2 billion of bonds issued by governmental agencies. The average credit rating of the fixed maturity securities was A at September 30, 1999 and A+ at December 31, 1998. Average credit ratings by category at September 30, 1999 were as follows:

                                   September 30,             Average Credit
(In millions)                          1999           %          Rating

Investment grade                    $45,089          73%           A
Mortgage-backed                      12,667          21            AAA
Below investment grade                3,525           6            BB-
 Total fixed maturity securities    $61,281         100%           A









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Below Investment Grade Securities. Below investment grade securities have credit ratings below BBB-. Below investment grade securities were 6% of fixed maturity securities at September 30, 1999 and December 31, 1998. The company invests in below investment grade securities to enhance the overall yield of the portfolio. Investment income from below investment grade securities was $264 million (9.9% yield) for the nine months ended September 30, 1999 and $228 million (10.7% yield) for the same period in 1998. Realized investment losses on below investment grade securities were $72 million and $16 million for the nine months ended September 30, 1999 and 1998, respectively.

Non-Performing Securities. Bonds are deemed to be non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest. Non-performing bonds were less than .1% of total fixed maturity securities at September 30, 1999 and December 31, 1998.

Mortgage Loans. Mortgage loans on real estate, consisting primarily of loans on office and retail properties, represented 5% of invested assets at September 30, 1999 and December 31, 1998. Mortgage loan statistics at September 30, 1999 and December 31, 1998 were as follows:

                                    September 30,         December 31,
     (In millions)                      1999                 1998

     Mortgage loans                  $ 3,494              $ 3,402
       Allowance for losses              (30)                 (34)
       Mortgage loans, net           $ 3,464              $ 3,368

     Percentage of mortgage loans
       Allowance for losses               .9%                 1.0%
       Restructured loans                1.9                  2.1
       Delinquent loans (60+ days)        .5                   .6
       Watch list loans                  1.9                  2.4

The yield on restructured loans was 7.9% for the nine months ended September 30, 1999.


                       CAPITAL RESOURCES

Corporate Capital.   American General's target capital structure consists of
25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. At September 30, 1999, corporate capital totaling $12.4 billion, excluding the fair value adjustment on securities, consisted of $3.0 billion corporate debt (24%), $1.9 billion redeemable equity (16%), and $7.5 billion shareholders' equity (60%).

Redeemable equity increased $196 million from December 31, 1998 to September 30, 1999 due to the September 1999 issuance of 7-7/8% preferred securities. Net proceeds from this issuance were used to reduce short-term debt and repurchase the company's common stock.











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

American General's target statutory equity for each of its principal retirement services and life insurance companies is 2.5 times the Company Action Level RBC (or 5.0 times the Authorized Control Level RBC). At September 30, 1999, American General's principal retirement services and life insurance companies, on a combined basis, had total adjusted capital of $4.7 billion, which was 2.6 times the Company Action Level RBC.

Consumer Finance. The Consumer Finance division's capital varies directly with the amount of finance receivables. Consumer Finance capital of $10.9 billion at September 30, 1999 included $9.5 billion of Consumer Finance debt, which was not guaranteed by the parent company, and $1.4 billion of equity. The capital mix of Consumer Finance debt and equity is based primarily upon maintaining leverage at a level that supports cost-effective funding.

The division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is 7.5 to 1. The ratio equaled the target at September 30, 1999 and December 31, 1998.


                           LIQUIDITY

The company's overall liquidity is based on cash flows from the business divisions and its ability to borrow in both the long-term and short-term debt markets at competitive rates. At September 30, 1999, the company had committed and unused credit facilities of $5.0 billion, substantially all of which were to support the company's commercial paper borrowings. The company believes that its overall sources of liquidity will continue to be sufficient to satisfy its foreseeable financial obligations.

Parent Company. The parent company received $254 million of dividends, net of capital contributions, from subsidiaries during the nine months ended September 30, 1999, compared to $729 million for the same period in 1998. Net dividends received by the parent company were $114 million in third quarter 1999, compared to $193 million in third quarter 1998. The decline in net dividends for the nine month period was primarily a result of capital contributions in first quarter 1999, which were required to fund market conduct-related costs in the Life Insurance division. These capital contributions were necessary to maintain target capital levels. While state insurance regulations and long-term debt covenants restrict the amount of dividends subsidiaries may pay to the parent company, these restrictions are not expected to affect the company's ability to meet its cash obligations.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Services. Principal sources of cash for the Retirement Services division were as follows:

                                                 Nine Months Ended
                                                    September 30,
(In millions)                                      1999      1998

Operating cash flow                              $1,228    $1,175
Fixed policyholder account deposits,
 net of withdrawals                               1,093       168
Variable account deposits, net of
 withdrawals                                      1,867     1,815
Short-term collateralized financings                643       435

Net cash provided by operating activities increased $53 million in the first nine months of 1999, compared to the same period of 1998, primarily due to an increase in premiums from structured settlement sales, as well as higher investment income from the division's larger investment base. The $925 million increase in net fixed policyholder account deposits was due to growth in single premium fixed annuity business sold through financial institutions. The increase in net variable account deposits was a result of policyholders' continuing interest in equity-based investments and new product introductions. Because the investment risk on variable accounts lies predominately with the policyholder, deposits and withdrawals related to Separate Accounts are not included in the company's consolidated condensed statement of cash flows. The increase in cash from short-term collateralized financings, which are included in other liabilities, relates to the company's expanded use of dollar rolls as part of its investment strategy.

The major uses of cash were the purchase of investments necessary to support increases in insurance and annuity liabilities and, to a lesser extent, dividends paid to the parent. The subsidiaries in this division paid net dividends of $103 million in the first nine months of 1999 and received net contributions of $6 million in the same period of 1998. The 1998 net contributions reflect $188 million of capital contributions in second quarter 1998 to support the acquisition of a block of individual annuity business.

Life Insurance. Principal sources of cash for the Life Insurance division were as follows:

                                                  Nine Months Ended
                                                    September 30,
(In millions)                                      1999       1998

Operating cash flow                               $ 209      $ 313
Fixed policyholder account deposits,
 net of withdrawals                                 184       (56)
Variable account deposits, net of
 withdrawals                                        567        275
Short-term collateralized financings                404        322











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net cash provided by operating activities decreased $104 million in the nine months ended September 30, 1999, compared to the 1998 period, primarily due to the funding in 1999 of previously accrued market conduct costs. The $240 million increase in net fixed policyholder account deposits reflects the growth in lump sum fixed deposits that will be transferred to variable accounts over a one year period, as well as higher withdrawals in 1998 for annuities that had reached the end of their surrender period. The $292 million increase in net variable account deposits in 1999 compared to 1998 was a result of growth in the corporate executive benefits business, combined with policyholders' continuing interest in equity-based investments.

The major uses of cash were the net purchase of investments necessary to support increases in insurance and annuity liabilities and, to a lesser extent, dividends paid to the parent. In the first nine months of 1999, the division's subsidiaries received capital contributions of $247 million primarily to fund market conduct-related costs and paid dividends of $381 million, resulting in net dividends paid of $134 million, compared to $578 million of net dividends paid in the same period of 1998.

Consumer Finance. Principal sources of cash for the Consumer Finance division were as follows:
                                                  Nine Months Ended
                                                    September 30,
(In millions)                                     1999        1998

Operating cash flow                              $ 377       $ 334
Increase in debt                                   560         815

Net cash provided by operating activities increased $43 million in the first nine months of 1999, compared to the same period of 1998, due to the increase in finance charges from higher average net receivables. Cash generated from the increase in debt during the first nine months of 1999, compared to the same period in 1998, declined due to lower growth in finance receivables in 1999. Net dividends paid to the parent totaled $164 million and $18 million in the first nine months of 1999 and 1998, respectively. The 1998 growth in receivables limited the amount of dividends paid to the parent company in the first nine months of 1998.


                           YEAR 2000

Internal Systems. American General has numerous technology and non-technology systems that are managed on a decentralized basis. The company's Year 2000 readiness efforts have been performed by its key business units with centralized oversight. Each business unit has executed a plan to minimize the risk of a significant negative impact on its operations.

While the specifics of the plans varied, the plans included the following activities: (1) perform an inventory of the company's information technology and non-information technology systems; (2) assess which items in the inventory may expose the company to business interruptions due to Year 2000 issues; (3) reprogram or replace systems that are not Year 2000 ready; (4) test systems to prove that they will function into the next century; and (5) return the systems to operations. As of September 30, 1999, these activities had been substantially completed, making the company's critical systems Year 2000 ready.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The company will continue to test its systems through fourth quarter 1999 to maintain Year 2000 readiness. In addition, the company currently is implementing plans for the century transition. These plans restrict systems modifications from November 1999 through January 2000, create rapid response teams to address problems, and limit vacations for certain business and systems personnel.

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

The company has developed plans to assess and mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. The company's plans include the following: (1) identify and classify third party dependencies; (2) research, analyze, and document Year 2000 readiness for critical third parties; (3) test critical hardware and software products and electronic interfaces; and (4) where feasible, take reasonable precautions to protect against receipt of non-Year 2000 ready data from third parties.
As of September 30, 1999, these activities had been substantially completed. Where necessary, critical third party dependencies have been included in the company's contingency plans. Due to the various stages of Year 2000 readiness for these critical third-party dependencies, the company's activities related to critical third parties will continue, as necessary, into early 2000.

Contingency Plans. The company's contingency planning process, which was designed to reduce the risk of Year 2000-related business failures relating to internal systems and third party relationships, included the following activities: (1) evaluate the consequences of failure of critical business processes with significant exposure to Year 2000 risk; (2) determine the probability of a Year 2000-related failure for those critical processes that have a high consequence of failure; (3) develop an action plan to complete contingency plans for critical processes that rank high in consequence and probability of failure; and (4) complete the applicable contingency plans. As of September 30, 1999, these activities had been substantially completed. Individual contingency plans will continue to be tested and updated, as necessary, into early 2000.

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

Costs. Through September 30, 1999, the company has incurred and expensed pretax expenses of $95 million related to Year 2000 readiness, including $15 million incurred year-to-date in 1999 and $37 million incurred in the first nine months of 1998. These 1998 expenses, of which $11 million related to the Retirement Services division, $21 million related to the Life Insurance division, and $3 million related to the Consumer Finance division, were excluded from 1998 division earnings, consistent with the manner in which management reviewed division results. In 1999, Year 2000 readiness expenses have been included in division earnings.

The company currently anticipates that it will incur future costs of approximately $5 million to $10 million (pretax) to complete any activities related to third party relationships and contingency plans and to maintain Year 2000 readiness into early 2000. In addition, the company has elected to accelerate the planned replacement of certain systems as part of its Year 2000 plans. Costs of the replacement systems are being capitalized and amortized over their useful lives, in accordance with the company's normal accounting policies. Total capitalizable costs were approximately $5 million at September 30, 1999.



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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of, or demand for, the company's products; (4) the company's ability or the ability of third parties to achieve and maintain Year 2000 readiness for critical systems and operations; (5) the ability to secure necessary regulatory approvals; and (6) adverse litigation results or resolution of litigation. Investors are also directed to other risks and uncertainties set forth in other documents filed by the company with the Securities and Exchange Commission. The company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.






                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Note 10 to the Registrant's Unaudited Consolidated Financial Statements in Part I of this Form 10-Q for the quarter ended September 30, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

         Exhibit 11 Computation of Earnings Per Share (included in Note 4 of Notes to Financial Statements)

         Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         Exhibit 27   Financial Data Schedule

b.       Reports on Form 8-K.

         The following reports on Form 8-K were filed after June 30, 1999:

         1. Current Report on Form 8-K dated August 19, 1999, with respect to a voluntary petition filed by A.G. Financial Service Center, Inc. to reorganize under Chapter 11 of the United States Bankruptcy Code.

         2. Current Report on Form 8-K dated September 2, 1999, with respect to the pricing of a public offering of 8,000,000 shares of 7-7/8% preferred securities of American General Capital I, a subsidiary trust of the company, at $25 per share.































                           SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1999.

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