Form 10-K405
period 1999-12-31
AMERICAN GENERAL CORP /TX/
filed 2000-03-21
CIK 5103

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
-------------------------------------  ------------------------------------
                                                New York Stock Exchange
    Common Stock, Par Value $.50        {          Pacific Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X      No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value based on published prices as of March 1, 2000 of American General's Common Stock held by non-affiliates was approximately $13.1 billion. As of March 1, 2000, there were 249,227,351 shares of American General's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 PART OF THE FORM 10-K
                          DOCUMENT                              INTO WHICH INCORPORATED
                          --------                              -----------------------
Portions of American General's 1999 Annual Report to
  Shareholders                                                    Parts I, II, and IV
Portions of American General's definitive Proxy Statement
  filed March 21, 2000, for the Annual Meeting of
  Shareholders to be held April 27, 2000                               Part III


                                                           1999 FORM 10-K

PART I

ITEM 1. BUSINESS

GENERAL

   American General Corporation (American General) and its subsidiaries (collectively, the company or we) is a diversified financial services organization with assets of $115 billion at December 31, 1999. The company is a leading provider of retirement services, life insurance, consumer loans, and investments to 12 million customers. American General was incorporated as a general business corporation in Texas in 1980 and is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

   Much of the information provided in response to Item 1 is incorporated herein by reference to selected sections of our 1999 Annual Report to Shareholders
(ARS). Portions of our 1999 ARS are provided as Exhibit 13 to this Form 10-K.

   CORPORATE DEVELOPMENT. Over the last five years, we acquired eight companies with assets of $34 billion for total consideration of nearly $6 billion. The three years of financial data included in this Form 10-K reflect our acquisitions in those years, as follows:

   - During 1999, we acquired North Central Life Insurance Company (North Central Life), a credit life insurance company, and Standard Pacific Savings, F.A., which we renamed American General Bank, FSB, for a combined purchase price of $95 million.

   - On February 25, 1998, we acquired the remaining 54% equity interest in Western National Corporation for $1.2 billion. Prior to 1997, we had acquired the original 46% for $400 million.

   - On June 17, 1997, we acquired USLIFE Corporation (USLIFE) in an all-stock merger transaction valued at $1.8 billion. We reported this acquisition using the pooling of interests method of accounting.

   - On April 16, 1997, we acquired Home Beneficial Life Insurance Company for $665 million.

Additional information regarding our acquisitions during the past three years is incorporated herein by reference to Note 2 of Notes to Financial Statements in our 1999 ARS.

   BUSINESS DIVISIONS. We report the results of our operations in three business divisions: retirement services, life insurance, and consumer finance. A description of each business division, including principal products, methods of distribution, and principal markets, is incorporated herein by reference to Note
19.1 of Notes to Financial Statements in our 1999 ARS. Financial information for each division is incorporated herein by reference to the sections "Retirement Services," "Life Insurance," "Consumer Finance," "Asset/Liability Management," "Capital Resources," and "Liquidity" of Management's Discussion and Analysis (MD&A) and Note 19.2 of Notes to Financial Statements in our 1999 ARS, and to
Schedule III of Item 14 of this Form 10-K.

   EMPLOYEES. As of December 31, 1999, we had approximately 15,800 full-time salaried employees.

 LIFE INSURANCE AND ANNUITY PRODUCTS

   INSURANCE DEPOSITS AND PREMIUMS. The following table lists deposits and premiums and other considerations of our retirement services and insurance companies for the past three years:

In millions                          1999        1998        1997
----------------------------------------------------------------------
Deposits*                          $10,343     $ 8,210     $ 5,046
----------------------------------------------------------------------
Direct premiums and other
 considerations
  Individual life premiums         $ 1,480     $ 1,490     $ 1,530
  Insurance charges                    967         863         768
  Group and credit health
    premiums                           620         621         608
  Group and credit life premiums       382         360         310
  Individual health premiums           138         157         174
  Other premiums                       436         226         152
----------------------------------------------------------------------
   Total direct premiums and
    other considerations             4,023       3,717       3,542
Reinsurance premiums assumed           303         373         119
Reinsurance premiums ceded            (554)       (485)       (299)
----------------------------------------------------------------------
   Premiums and other
    considerations                 $ 3,772     $ 3,605     $ 3,362
----------------------------------------------------------------------

*Represents premiums received for interest-sensitive life insurance and annuity products.


AMERICAN GENERAL

   LIFE INSURANCE SALES AND IN FORCE. The following table summarizes the face amounts of life insurance sales and life insurance in force for our insurance companies for the past three years:

          In millions              1999         1998         1997
-------------------------------------------------------------------
Individual life insurance
  sales:
 Permanent (non-participating)
  Interest-sensitive             $ 10,957     $ 11,590     $ 13,293
  Guaranteed-cost                   6,020        5,242        4,062
 Term                              33,590       24,059       23,269
 Permanent (participating)          2,330        3,547        5,778
Group life insurance sales         12,298       15,284        8,428
Credit life insurance sales         8,682        7,872        9,098
-------------------------------------------------------------------
Total                              73,877       67,594       63,928
Less: reinsurance assumed              46          394          386
-------------------------------------------------------------------
    Total direct sales           $ 73,831     $ 67,200     $ 63,542
-------------------------------------------------------------------
Individual life insurance in force
(at December 31):
 Permanent (non-participating)
  Interest-sensitive             $108,082     $106,165     $103,069
  Guaranteed-cost                  38,022       38,135       36,806
 Term                             118,695      104,465       98,267
 Permanent (participating)         28,176       28,813       28,686
Group life insurance in force      61,440       56,555       50,854
Credit life insurance in force     17,302       13,198       13,994
-------------------------------------------------------------------
    Total life insurance in
      force*                     $371,717     $347,331     $331,676
-------------------------------------------------------------------

* Before deductions for reinsurance ceded; includes reinsurance assumed.

   ANNUITY PRODUCTS. The following table summarizes annuity liabilities by product type for our retirement services and life insurance divisions at December 31:

          In millions              1999         1998         1997
-------------------------------------------------------------------
Retirement Services division
 Fixed                           $ 36,607     $ 34,024     $ 21,355
 Variable                          21,566       14,771       10,545
 Payout annuities                   3,135        2,791          659
-------------------------------------------------------------------
    Total annuity liabilities    $ 61,308     $ 51,586     $ 32,559
-------------------------------------------------------------------
Life Insurance division
 Fixed                           $  4,666     $  5,012     $  5,263
 Variable                           1,767        1,066          721
 Payout annuities                   2,158        2,114        1,952
-------------------------------------------------------------------
    Total annuity liabilities    $  8,591     $  8,192     $  7,936
-------------------------------------------------------------------

   Our retirement services division offers both tax-qualified and non-qualified fixed annuities. In 1999, minimum guaranteed interest crediting rates for these fixed annuities ranged from 3.0% to 6.0%; actual interest crediting rates ranged from 4.5% to 11.0%; and the weighted-average crediting rate was 5.3%. Our life insurance division also offers a variety of fixed annuity products. In 1999, minimum guaranteed interest crediting rates on these annuities ranged from 2.5% to 5.5%; actual interest crediting rates ranged from 3.0% to 10.0%; and the weighted-average crediting rate was 5.9%.

   Both our retirement services and life insurance divisions offer annuity accounts with a variable investment option. A key feature of variable annuities is that the investment risk lies predominantly with the policyholder, rather than with the company. When a variable investment option is selected, deposits are invested in a mutual fund in accordance with the policyholder's instructions and recorded as separate account assets. To reflect the policyholder's right to these assets, an equivalent separate account liability is established.

   Our payout annuities consist primarily of structured settlements of indemnity claims. We credit interest to these annuities at fixed rates determined when the contracts are issued, consistent with the related investment yield at the time. In 1999, interest crediting rates ranged from 2.0% to 14.0%.

   INSURANCE AND ANNUITY RESERVING METHODS. Individual life insurance reserves are based on assumptions similar to those used to establish premium rates. Further information regarding reserving methods is incorporated herein by reference to Note 1.8 of Notes to Financial Statements in our 1999 ARS.

   REINSURANCE. Information regarding reinsurance is incorporated herein by reference to Notes 1.11 and 16 of Notes to Financial Statements in our 1999 ARS, and to Schedule IV of Item 14 of this Form 10-K.

INVESTMENTS

   Information regarding our investments is incorporated herein by reference to the sections "Investments" and "Asset/Liability Management" of MD&A and Notes 1.2, 1.14, 4, and 10 of Notes to Financial Statements in our 1999 ARS, and to
Schedule I of Item 14 of this Form 10-K.

FACTORS AFFECTING PRICING OF PRODUCTS

   INSURANCE AND ANNUITY PRODUCTS. Our premium rates are based on assumptions, which we believe are realistic, for future mortality, investment yields, expenses, and lapses. In addition, pricing is influenced by competition and our objectives for return on capital. Although a profit margin is included in the price of our products, the actual profitability of the products can be significantly affected by the difference between actual and assumed experience.

   CONSUMER FINANCE PRODUCTS. Pricing of our consumer finance products is influenced by such factors as cost of borrowed funds, credit risk, competition, the expense of operations, and our target for return on capital. In addition, pricing is affected by state regulation of interest rates

                                                           1999 FORM 10-K
based on contractual terms and loan amounts, charges for individual loans, and insurance premium rates.

COMPETITION

   Competition in life insurance and financial services markets and continuing consolidations in the industry may affect, among other matters, our corporate development activities, business growth, distribution methods, and the pricing of our products and services.

   On November 12, 1999, the Financial Services Modernization Act became federal law, breaking down regulatory barriers between banks, insurance companies, and securities firms which had existed for over 60 years. We anticipate that the new law will hasten the pace of consolidation in the financial services industry, as well as provide new opportunities and increase competition among diversified financial services companies. However, we do not expect this law to have a significant impact on our corporate or capital strategy.

   Our retirement services and life insurance businesses operate in a highly competitive industry that consists of a large number of insurance companies, banks, mutual fund companies, and other financial institutions. No single competitor, nor any small group of competitors, dominates any of the markets in which we operate. Principal competitive factors include price, financial strength ratings, selection of products, quality of service, and investment management performance with respect to variable insurance, annuity, and mutual fund products.

   The consumer finance business is highly competitive due to the large number of companies offering financial products and services, the sophistication of those products, technological improvements, and more rapid communications. We compete with other consumer finance companies and other types of financial institutions that offer similar products and services, including, but not limited to, industrial banks, industrial loan companies, mortgage banks, commercial banks, sales finance companies, savings and loan associations, federal savings banks, and credit unions.

   The availability of the Internet as a distribution channel for financial products and services is making the financial services industry more competitive by allowing companies to promote or advertise life insurance, annuity, retirement services, and consumer financial products over the Internet.

REGULATION

   INSURANCE. Our insurance companies are subject to state regulation in the jurisdictions in which they do business. Information concerning regulatory compliance is incorporated herein by reference to the sections "Capital Resources - Retirement Services and Life Insurance" and "Regulation and
Other - Regulation" of MD&A in our 1999 ARS. Information regarding statutory accounting practices is incorporated herein by reference to Note 17 of Notes to Financial Statements in our 1999 ARS.

   Most states also regulate affiliated groups, such as American General and our subsidiaries, under insurance holding company laws. Additional information regarding dividend restrictions is incorporated herein by reference to Note 18.1 of Notes to Financial Statements in our 1999 ARS.

   All 50 states have laws requiring life insurance companies to pay assessments to state guaranty associations to protect the interests of policyholders of insolvent life insurance companies. A portion of these assessments can be recovered against the payment of future premium taxes; however, changes in state laws could decrease the amount available for recovery. Our probable costs related to state guaranty associations are immaterial.

   The Insurance Marketplace Standards Association (IMSA) was created in 1997 by the American Council of Life Insurers, the industry's largest trade association, to provide a framework by which participating life insurers design, implement, and monitor sales and marketing practices of high ethical content to benefit and protect consumers. Certification by IMSA signifies that a company has committed to maintain the standards set forth in IMSA's principles of ethical market conduct. Our principal retirement services and life insurance subsidiaries are certified by IMSA.

   REGISTERED PRODUCTS. Certain of our companies are subject to various federal securities laws and regulations related to investment companies. Separate accounts, which are maintained to fund variable life and annuity products, function as investment companies and, therefore, are subject to such laws and regulations, in particular the Investment Company Act of 1940. Variable life and annuity products are marketed by licensed insurance agents who are registered representatives of the company's wholly owned broker-dealer subsidiaries. These broker-dealers are member firms of the National Association of Securities Dealers and subject to its rules and regulations.

AMERICAN GENERAL

   CONSUMER FINANCE. Our consumer finance companies are subject to various types of federal regulation including the Federal Consumer Credit Protection Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, certain Federal Trade Commission rules, and state laws that regulate the consumer loan and retail sales finance businesses. In addition, our thrift subsidiary, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and reporting requirements of the Federal Deposit Insurance Corporation and is subject to the examination, regulation, and reporting requirements of the Office of Thrift Supervision.

   TAXATION. Tax laws affect not only the way we are taxed but also the design of many of our products. Changes in tax laws or regulations could adversely affect operating results.

   ENVIRONMENTAL. Our principal exposure to environmental regulation arises from our ownership of investment real estate. Probable costs related to environmental cleanup are immaterial.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information as of March 10, 2000 regarding the company's executive officers who currently make disclosure filings pursuant to Section 16 of the Securities Exchange Act of 1934 is as follows:

                                         Present Principal Position with the Company and
           Name and Age                Other Material Positions Held during Last Five Years
-----------------------------------------------------------------------------------------------
ROBERT M. DEVLIN (59)              Chairman (since 1997), President (1995-97 and since 1998), and Chief Executive Officer (since 1996), Director (since
                                   1993), and Vice Chairman (1993-95), American General
                                   Corporation. Director, Cooper Industries, Inc. and Phillips
                                   Petroleum Company.
FREDERICK W. GEISSINGER (54)       Vice Chairman and Group Executive - Consumer Finance (since
                                   1999), American General Corporation. President and Chief
                                   Executive Officer (since 1995), American General Finance,
                                   Inc., a subsidiary; Director and Chairman (1995-99), A.G.
                                   Financial Service Center, Inc. (formerly American General
                                   Financial Center), a subsidiary (see Part I, Item 3,
                                   "Satellite Dish" of this Form 10-K for additional
                                   information); President and Chief Executive Officer
                                   (1994-95), American General Land Development, Inc., a former subsidiary.
JOHN A. GRAF (40)                  Vice Chairman and Group Executive - Retirement Services
                                   (since 1999), American General Corporation. President (since
                                   1998) and Chief Executive Officer (since 1999), The Variable
                                   Annuity Life Insurance Company, a subsidiary; Chairman and
                                   CEO (since 1998), American General Annuity Insurance
                                   Company, a subsidiary. Vice Chairman, Chief Marketing
                                   Officer and Chief Administrative Officer (1996-97), and
                                   Executive Vice President and Chief Marketing Officer
                                   (1993-96), Western National Life Insurance Company.
RODNEY O. MARTIN JR. (47)          Vice Chairman and Group Executive - Life Insurance (since
                                   1998), American General Corporation. Chairman (since 1998), and President and Chief Executive Officer (1997-99),
                                   American General Life Companies, a subsidiary; Senior
                                   Chairman (since 1999) and President and Chief Executive
                                   Officer (1996-99), American General Life Insurance Company,
                                   a subsidiary; President and Chief Executive Officer
                                   (1995-96), American General Life Insurance Company of New
                                   York, a subsidiary. President (1993-95), Connecticut Mutual
                                   Insurance Services.
JON P. NEWTON (58)                 Vice Chairman and Group Executive - Corporate Operations
                                   (since 1999), Director (since 1995), Vice Chairman
                                   (1995-99), Vice Chairman and General Counsel (1995-97), and
                                   Senior Vice President and General Counsel (1993-95),
                                   American General Corporation. Director, Newmark Homes Corp.
RICHARD W. SCOTT (46)              Vice Chairman and Group Executive - Investment Management
                                   (since January 2000), Executive Vice President (1998-2000), and Chief Investment Officer (since 1998), American General
                                   Corporation. President and Chief Executive Officer (since
                                   1998), American General Investment Management, L.P., a
                                   subsidiary. Vice Chairman and Chief Investment Officer
                                   (1996-98), General Counsel (1994-97), and Executive Vice
                                   President and Chief Investment Officer (1994-96), Western
                                   National Corporation.
MARK S. BERG (41)                  Executive Vice President and General Counsel (since 1998),
                                   Corporate Secretary (since 1999), and Senior Vice President and General Counsel (1997-98), American General Corporation.
                                   Partner (1990-97), Vinson & Elkins L.L.P.
DAVID W. ENTREKIN (38)             Executive Vice President - Strategic Development (since
                                   1999), Senior Vice President - Investor Relations (1998-99),
                                   Vice President - Investor Relations (1997-98), Director,
                                   Investor Relations (1996-97), and Senior Investment Manager,
                                   Investment Research (1994-96), American General Corporation.
NICHOLAS R. RASMUSSEN (53)         Executive Vice President, Chief Financial Officer and
                                   Treasurer (since 1999) and Senior Vice President - Corporate
                                   Development (1993-99), American General Corporation.

                                                                  1999 FORM 10-K

ITEM 2. PROPERTIES

   Our corporate headquarters is located in the American General Center, a complex of office buildings with 2.2 million square feet on a 46-acre tract near downtown Houston. American General and certain subsidiaries own all of the buildings and underlying land in the complex. We occupy approximately 50% of the total office space available in the American General Center.

   Our subsidiaries also own various other properties, including properties held for investment and the home office buildings of: (1) American General Finance, Inc. in Evansville, Indiana; (2) American General Life and Accident Insurance Company in Nashville, Tennessee; and (3) The Franklin Life Insurance Company in Springfield, Illinois.

ITEM 3. LEGAL PROCEEDINGS

   SATELLITE DISH. In the mid-1990's, one of our subsidiaries, American General Financial Center (renamed A.G. Financial Service Center, Inc.) (Financial Service Center), provided financing for satellite dishes sold by independent unaffiliated dealers. On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton D. Smith, et al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254 (the Clayton Smith matter), rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against Financial Service Center. The lawsuit was filed on November 15, 1996, by 29 individuals who had each purchased a satellite dish. Financial Service Center, together with certain other American General companies, currently are named as defendants in other pending cases involving the financing of satellite dishes.

   In August 1999, Financial Service Center filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by the Mississippi state court. The filing for reorganization under Chapter 11 is limited to Financial Service Center and was intended to provide a fair and orderly process for managing the claims against Financial Service Center. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million.

   In January 2000, settlement agreements were entered into in connection with the Clayton Smith matter and other pending cases relating to satellite dish financing. Accordingly, we recorded a charge of $57 million ($36 million aftertax) in fourth quarter 1999 to cover the proposed settlements and other litigation. Resolution of the satellite dish litigation is dependent upon a number of factors, including the bankruptcy court's approval of Financial Service Center's plan of reorganization. If court approvals are obtained and appeals are not taken, we expect that the settlements will be final in third quarter 2000.

   WORKERS' COMPENSATION. Prior to our acquisition of USLIFE Corporation, one of its subsidiaries entered the workers' compensation reinsurance business in 1997. We discontinued writing new workers' compensation reinsurance business in 1998. Our largest contract was a quota share reinsurance agreement with Superior National Insurance Group (Superior National), effective May 1, 1998. On November 29, 1999, we initiated an arbitration proceeding to rescind this contract from its inception, based in part on misrepresentations and nondisclosures which we believe were made by Superior National. On March 3, 2000, the California Department of Insurance ordered seizure of Superior National as a result of its financial condition. We do not believe that this action will prevent the company from ultimately arbitrating its claim for recission, and we plan to fully pursue all remedies through the arbitration process.

   Although we believe, based on the advice of counsel, that the company will succeed in rescinding the contract, risks and uncertainties remain with respect to the ultimate outcome. However, in the unlikely event the company does not prevail in the arbitration, we do not expect the additional aftertax losses from our workers' compensation reinsurance business to exceed $85 million, based on our current estimates. We believe that our ultimate loss, if any, related to our workers' compensation reinsurance business will not have a material adverse effect on our future results of operations and financial position.

   MARKET CONDUCT. In recent years, various life insurance companies have been named as defendants in class action lawsuits relating to life insurance pricing and sales practices. A number of these lawsuits have resulted in substantial settlements across the life insurance industry. Certain of our subsidiaries were defendants in similar class action lawsuits. In 1998, our life insurance subsidiaries entered into agreements to resolve substantially all of the material pending market conduct class action lawsuits. We recorded a charge of $378 million ($246 million aftertax) for policyholder benefits and other anticipated expenses resulting from the proposed settlements, as well as other

AMERICAN GENERAL
administrative and legal costs. All of these settlements were finalized in 1999.

   OTHER. The company is party to various other lawsuits and proceedings arising in the ordinary course of business. These lawsuits and proceedings include certain class action claims, claims filed by individuals who excluded themselves from market conduct settlements, and claims concerning the sale of industrial life insurance policies. In addition, many of these claims arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during fourth quarter 1999.

                                                                  1999 FORM 10-K

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

   The quarterly high and low market prices of American General's common stock as quoted by the New York Stock Exchange and restrictions on retained earnings for the payment of dividends are incorporated herein by reference to Notes 21 and 18.1, respectively, of Notes to Financial Statements in our 1999 ARS.

   Common stock was owned by 36,129 shareholders of record and approximately 85,000 beneficial owners at March 1, 2000. The quarterly cash dividends paid on common stock are incorporated herein by reference to Note 21 of Notes to Financial Statements in our 1999 ARS.

   The common stock of American General is traded in the United States on the New York Stock Exchange and the Pacific Exchange. Our common stock is also traded on the London Stock Exchange and the Swiss Stock Exchanges of Basel, Geneva, and Zurich.

   On November 12, 1999, we issued 839,290 shares of American General common stock (valued at $66 million on November 12, 1999) in connection with our acquisition of North Central Life. These shares were issued to 30 individuals as consideration for the acquisition in exchange for those individuals' shares of Financial Life Companies, Inc., the parent company of North Central Life. The transaction did not involve a public offering of securities, and the shares issued were not registered under the Securities Act of 1933 (Securities Act) based on section 4(2) of the Securities Act and Regulation D as they relate to private offerings.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data is derived from the consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included or incorporated by reference herein.

                                                                          Years Ended December 31,
                                                            -----------------------------------------------------
            In millions, except per share data                1999        1998       1997       1996       1995
-----------------------------------------------------------------------------------------------------------------
Revenues                                                    $ 10,679    $ 10,251    $ 8,927    $ 8,714    $ 8,236
Net income                                                     1,131(a)      764(b)     542(c)     653(d)     650(e)
Net income per common share
 Basic                                                          4.52(a)     3.02(b)    2.21(c)    2.67(d)    2.68(e)
 Diluted                                                        4.40(a)     2.96(b)    2.19(c)    2.63(d)    2.66(e)
Assets(f)                                                    115,447     105,107     80,620     74,134     69,083
Debt
 Corporate                                                     3,120       2,743      1,916      2,102      2,295
 Consumer Finance                                             10,206       8,863      7,266      7,630      7,470
Redeemable equity                                              1,924       1,728      1,726      1,227        729
Shareholders' equity(f)                                        6,420       8,871      7,583      6,844      7,109
Cash dividends per common share                                 1.60        1.50       1.40       1.30       1.24

---------------

(a) Includes $36 million ($.14 per share) aftertax litigation settlements.
(b) Includes $246 million ($.94 per share) aftertax litigation settlements and $42 million ($.16 per share) aftertax Year 2000 costs.
(c) Includes $247 million ($.99 per share) aftertax merger-related costs, $73 million ($.29 per share) aftertax loss on sale of non-strategic assets, and $33 million ($.13 per share) aftertax litigation settlement.
(d) Includes $111 million ($.44 per share) aftertax loss on sale of non-strategic assets and $32 million ($.13 per share) aftertax write-down of USLIFE group insurance business.
(e) Includes $140 million ($.57 per share) aftertax adjustment to the allowance for finance receivable losses.
(f) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 1999 ARS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" on pages 21-35 in our 1999 ARS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

   American General's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are incorporated herein by reference to "Asset/Liability Management" of MD&A in our 1999 ARS.

ITEM 8. FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA

   The company's financial statements and supplementary data are incorporated herein by reference to pages 36-56 in our 1999 ARS.

   The ratios of earnings to fixed charges are incorporated herein by reference to Exhibit 12 of Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


AMERICAN GENERAL

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing in the sections "Election of Directors - Information About the Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in American General's definitive Proxy Statement filed March 21, 2000 (2000 Proxy Statement) is incorporated herein by reference. Information regarding the company's executive officers is included in Part I,
Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing in the sections "Election of Directors" and "Executive Compensation" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing in the section "Security Ownership" in our 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing in the section "Certain Relationships and Transactions" in our 2000 Proxy Statement is incorporated herein by reference.


                                                                  1999 FORM 10-K

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

                                                                        Page Reference
                                                              ----------------------------------
                                                                                       1999
                                                              Form 10-K            Annual Report
------------------------------------------------------------------------------------------------
   1. Financial Statements
      Report of Ernst & Young LLP, Independent Auditors          -                    57
      Consolidated Financial Statements
         Income Statement                                        -                    36
         Balance Sheet                                           -                    37
         Statements of Shareholders' Equity and
         Comprehensive Income                                    -                    38
         Statement of Cash Flows                                 -                    39
         Notes to Financial Statements                           -                   40-56
   2. Financial Statement Schedules
      Schedule I - Summary of Investments - Other than
      Investments in Affiliates                                 13                     -
      Schedule II - Condensed Financial Information of
      Registrant                                               14-16                   -
      Schedule III - Supplementary Insurance Information        17                     -
      Schedule IV - Reinsurance                                 18                     -
      Schedule V - Valuation and Qualifying Accounts            19                     -

       All other financial statement schedules have been omitted because they are inapplicable.

(continued on next page)



AMERICAN GENERAL

3. Exhibits

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
            3.1          Restated Articles of Incorporation of American General             4.1                       33-33115
                         Corporation
            3.2          Articles of Amendment to the Restated Articles of Incorporation    4                    Form 10-Q for First
                         of American General                                                                        Quarter 1998
            3.3          Statement of Resolution Establishing Series of Shares of 7%        4(d)                     333-00513
                         Convertible Preferred Stock
            3.4          Statement of Resolution Establishing Series of Shares of Series A  4(o)                      33-58317
                         Cumulative Convertible Preferred Stock
            3.5          Resolutions Establishing American General's 6% Series A            4(k)                     333-00513
                         Convertible Junior Subordinated Debentures
            3.6          Amended and Restated Bylaws of American General Corporation        3.6*                         NA
            4.1          There have not been filed as exhibits to this Form 10-K certain    NA                           NA
                         long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
            4.2          Junior Subordinated Indenture, dated as of May 15, 1995, between   4(g)                     333-00513
                         American General and The Chase Manhattan Bank (formerly known as
                         Chemical Bank), as Trustee, relating to American General's 6%
                         Series A Convertible Junior Subordinated Debentures
            4.3          Terms of the 6% Convertible Monthly Income Preferred Securities,   4(i)                     333-00513
                         Series A, of American General Delaware, L.L.C.
            4.4          Guarantee of American General with respect to the 6% Convertible   4(j)                     333-00513
                         Monthly Income Preferred Securities, Series A, of American
                         General Delaware, L.L.C.
           10.1          American General Corporation 1984 Stock and Incentive Plan         10.1                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.2          Amendment to American General Corporation 1984 Stock and           10.2*                        NA
                         Incentive Plan (January 2000)
           10.3          American General Corporation 1994 Stock and Incentive Plan         10.2                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.4          Amendment to American General Corporation 1994 Stock and           10.4*                        NA
                         Incentive Plan (January 1999)
           10.5          Amendment to American General Corporation 1994 Stock and           10.5*                        NA
                         Incentive Plan (January 2000)
           10.6          American General Corporation 1997 Stock and Incentive Plan         10.3                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.7          Amendment to American General Corporation 1997 Stock and           10.7*                        NA
                         Incentive Plan (January 1999)
           10.8          American General Corporation 1999 Stock and Incentive Plan         10.4                 Form 10-K for 1998
           10.9          Amendment to American General Corporation 1999 Stock and           10.9*                        NA
                         Incentive Plan (January 1999)
           10.10         American General Corporation Deferred Compensation Plan            4.4                      333-52103
           10.11         First Amendment to American General Corporation Deferred           10.11*                       NA
                         Compensation Plan

                                                        (continued on next page)



                                                                  1999 FORM 10-K

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
           10.12         Restoration of Retirement Income Plan for Certain Employees        10.3                     Form 10-K
                         Participating in the Restated American General Retirement Plan                               for 1993
                         (Restoration of Retirement Income Plan)
           10.13         First Amendment to Restoration of Retirement Income Plan           10.4                     Form 10-K
                                                                                                                      for 1993
           10.14         Second Amendment to Restoration of Retirement Income Plan          10.5                     Form 10-K
                                                                                                                      for 1993
           10.15         Third Amendment to Restoration of Retirement Income Plan           10.7                 Form 10-K for 1996
           10.16         Fourth Amendment to Restoration of Retirement Income Plan          10.16*                       NA
           10.17         American General Supplemental Thrift Plan                          10.6                     Form 10-K
                                                                                                                      for 1993
           10.18         First Amendment to American General Supplemental Thrift Plan       10.7                     Form 10-K
                                                                                                                      for 1993
           10.19         Second Amendment to American General Supplemental Thrift Plan      10.8                     Form 10-K
                                                                                                                      for 1993
           10.20         Third Amendment to American General Supplemental Thrift Plan       10.9                     Form 10-K
                                                                                                                      for 1993
           10.21         Employment Agreement between American General and Robert M.        10.12                    Form 10-K
                         Devlin                                                                                       for 1997
           10.22         First Amendment to Employment Agreement between American General   10.3                 Form 10-Q for First
                         and Robert M. Devlin                                                                       Quarter 1998
           10.23         Employment Agreement between Western National Corporation and      10.23*                       NA
                         John A. Graf
           10.24         Employment Agreement between American General and Jon P. Newton    10.13                    Form 10-K
                                                                                                                      for 1997
           10.25         First Amendment to Employment Agreement between American General   10.4                 Form 10-Q for First
                         and Jon P. Newton                                                                          Quarter 1998
           10.26         Employment Agreement between American General and Richard W.       10.26*                       NA
                         Scott
           10.27         Supplemental Executive Retirement Agreement between American       10.15                    Form 10-K
                         General and Robert M. Devlin                                                                 for 1997
           10.28         First Amendment to Supplemental Executive Retirement Agreement     10.6                 Form 10-Q for First
                         between American General and Robert M. Devlin                                              Quarter 1998
           10.29         Supplemental Executive Retirement Agreement between American       10.16                    Form 10-K
                         General and Jon P. Newton                                                                    for 1997
           10.30         First Amendment to Supplemental Executive Retirement Agreement     10.7                 Form 10-Q for First
                         between American General and Jon P. Newton                                                 Quarter 1998
           10.31         American General Corporation Supplemental Executive Retirement     10.1                 Form 10-Q for Third
                         Plan                                                                                       Quarter 1998
           10.32         Form of Change in Control Severance Agreement for Executive        10.32*                       NA
                         Officers
           10.33         Forms of Split-Dollar Agreement and Assignment of Life Insurance   10.9                 Form 10-Q for First
                         Policy as Collateral Agreement                                                             Quarter 1998

(continued on next page)


AMERICAN GENERAL

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
           10.34         American General Corporation Performance-Based Plan for Executive  10.19                    Form 10-K
                         Officers, Amended and Restated Effective January 1, 1995                                     for 1994
           10.35         American General Corporation Retirement Plan for Directors (as     10.18                    Form 10-K
                         amended and restated)                                                                        for 1997
           10.36         Western National Corporation 1993 Stock and Incentive Plan, as     10.18 to WNC                 NA
                         amended                                                            annual report on
                                                                                            Form 10-K for
                                                                                            1995
           11            Computation of Earnings per Share (included in Note 20 of Notes    NA                           NA
                         to Financial Statements in American General's 1999 Annual Report
                         to Shareholders)
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of     12*                          NA
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 1999 Annual Report to Shareholders  13*                          NA
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General                                   21*                          NA
           23            Consent of Ernst & Young LLP, Independent Auditors                 23*                          NA
           24            Powers of attorney for the directors signing this Form 10-K        24*                          NA
           27            Financial Data Schedule                                            27*                          NA

                        Any Exhibit not included with this Form 10-K will be furnished to any shareholder of record on written request and payment of up to $.25 per page plus postage. Such requests should be directed to American General Corporation, Investor Relations, P.O. Box 3247, Houston, Texas 77253-3247.

(b) Reports on Form 8-K.

     None.


                                                                  1999 FORM 10-K

AMERICAN GENERAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

In millions

                                                                              At December 31, 1999
                                                              -----------------------------------------------------
                                                                                                          Amount
                                                                Cost                                     Shown in
                                                                 or                                    Consolidated
                                                              Amortized              Fair                Balance
                     Type of Investment                         Cost                Value                 Sheet
-------------------------------------------------------------------------------------------------------------------
Fixed maturity securities
  Bonds and notes
     U.S. government obligations                               $   661             $   685                $    685
     States and political subdivisions                             809                 796                     796
     Foreign governments                                           562                 569                     569
     Mortgage-backed securities                                 13,013              12,893                  12,893
     Public utilities                                            3,907               3,880                   3,880
     All other corporates                                       43,279              41,655                  41,655
  Redeemable preferred stocks                                      144                 147                     147
-------------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                       62,375              60,625                  60,625
-------------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks                                                    191                 231                     231
  Perpetual preferred stocks                                       108                 108                     108
-------------------------------------------------------------------------------------------------------------------
          Total equity securities                                  299                 339                     339
-------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate*                                   3,686                                       3,686
Investment real estate*
  Investment properties                                            153                                         153
  Acquired in satisfaction of debt                                  69                                          69
Policy loans                                                     2,375                                       2,375
Other long-term investments                                        412                                         412
Short-term investments                                             676                                         676
-------------------------------------------------------------------------------------------------------------------
          Total investments                                    $70,045                                    $ 68,335
-------------------------------------------------------------------------------------------------------------------

* Net of applicable allowance for losses. See Schedule V of this Form 10-K.


AMERICAN GENERAL

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INCOME STATEMENT OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

In millions

                                                                          For the Years Ended December 31,
                                                              --------------------------------------------------------
                                                                1999                    1998                    1997
----------------------------------------------------------------------------------------------------------------------
Revenues
  Dividends - affiliated                                       $  682                  $  793                  $  827
  Interest income - affiliated                                    217                     198                     138
  Net realized investment gains (losses)                           (1)                     67                      16
  Other income
     Affiliated                                                    53                      42                      57
     Other                                                          8                       3                       1
----------------------------------------------------------------------------------------------------------------------
       Total revenues                                             959                   1,103                   1,039
----------------------------------------------------------------------------------------------------------------------
Expenses
  Operating costs and expenses
     Affiliated                                                    17                       6                      20
     Other                                                        140                     120                     118
  Interest expense
     Affiliated(a)                                                187                     181                     165
     Other                                                        196                     179                     140
  Other charges
     Litigation settlements(b)                                      -                      56                       -
     Merger-related costs                                           -                       -                     102
     Loss on sale of non-strategic assets                           -                       -                      13
----------------------------------------------------------------------------------------------------------------------
       Total expenses                                             540                     542                     558
----------------------------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in undistributed
  net income of subsidiaries                                      419                     561                     481
Income tax benefit                                                 94                      81                     107
Equity in undistributed net income of subsidiaries (net of
  dividends paid to parent)                                       618                     122                     (46)
----------------------------------------------------------------------------------------------------------------------
       Net income                                              $1,131                  $  764                  $  542
----------------------------------------------------------------------------------------------------------------------

(a) Includes $155 million in 1999, $150 million in 1998, and $141 million in 1997 related to subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 14 of Notes to Financial Statements in American General's 1999 ARS.

(b) Represents a portion of administrative and legal costs related to settlements of market conduct class action lawsuits involving American General's life insurance subsidiaries. Additional information is incorporated herein by reference to Notes 3.1 and 18.2 of Notes to Financial Statements in American General's 1999 ARS.


                                                                  1999 FORM 10-K

AMERICAN GENERAL CORPORATION

BALANCE SHEET OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

In millions

                                                                        At December 31,
                                                              -----------------------------------
                                                               1999          1998          1997
-------------------------------------------------------------------------------------------------
Assets
  Investments
     Subsidiaries, at equity                                  $ 9,581       $11,507       $10,251
     Other                                                          -             7             9
  Cash                                                              1             -             -
  Receivables from subsidiaries                                    31           337            33
  Indebtedness from subsidiaries                                2,595         2,604         1,585
  Other                                                           133           129           195
-------------------------------------------------------------------------------------------------
       Total assets                                           $12,341       $14,584       $12,073
-------------------------------------------------------------------------------------------------
Liabilities
  Short-term debt                                             $ 1,932       $ 1,607       $   575
  Long-term debt(a)
     Senior(b)                                                  1,198         1,147         1,351
     Subordinated, held by subsidiaries(c)                      2,221         2,018         2,021
  Indebtedness to subsidiaries                                    327           426           360
  Liability for litigation settlements(d)                         130           366             -
  Federal income taxes                                             (6)            8           (10)
  Other                                                           119           141           193
-------------------------------------------------------------------------------------------------
       Total liabilities                                        5,921         5,713         4,490
-------------------------------------------------------------------------------------------------
Shareholders' equity
  Convertible preferred stock                                      85            85            85
  Common stock                                                    962           939           326
  Retained earnings                                             7,732         7,007         6,624
  Accumulated other comprehensive income (loss)(e)             (1,278)        1,599         1,169
  Cost of treasury stock(f)                                    (1,081)         (759)         (621)
-------------------------------------------------------------------------------------------------
       Total shareholders' equity                               6,420         8,871         7,583
-------------------------------------------------------------------------------------------------
       Total liabilities and equity                           $12,341       $14,584       $12,073
-------------------------------------------------------------------------------------------------

(a) The five-year schedule of debt maturities is as follows: 2000 - $353 million; 2001 - $3 million; 2002 - $35 million; 2003 - $100 million; and 2004 - $149 million.

(b) The principal amount of American General senior notes held by subsidiaries was $10 million at December 31, 1999, 1998, and 1997.

(c) Includes $2.18 billion in 1999 and $1.97 billion in 1998 and 1997 of subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 14 of Notes to Financial Statements in American General's 1999 ARS.

(d) Represents liability for settlements of market conduct class action lawsuits. This liability includes $130 million and $310 million at December 31, 1999 and 1998, respectively, assumed from American General's life insurance subsidiaries; the parent company had a related receivable from subsidiaries in 1998. Additional information is incorporated herein by reference to Notes 3.1 and 18.2 of Notes to Financial Statements in American General's 1999 ARS.

(e) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 1999 ARS.

(f) Includes 699,614 shares, at a cost of $8 million in 1999, 1998, and 1997, which are held by a subsidiary.


AMERICAN GENERAL

AMERICAN GENERAL CORPORATION

STATEMENT OF CASH FLOWS OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

In millions

                                                                For the Years Ended December 31,
                                                                --------------------------------
                                                                 1999         1998         1997
------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                    $1,131       $  764       $ 542
  Reconciling adjustments
     Equity in undistributed net income of subsidiaries (net
      of dividends paid to parent)                                (618)        (122)         46
     Other, net                                                     78           93         (64)
------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                   591          735         524
------------------------------------------------------------------------------------------------
Investing activities
  Net (increase) decrease in indebtedness from subsidiaries          9         (870)        (30)
  Net increase (decrease) in indebtedness to subsidiaries          (99)          66         339
  Capital contributions to subsidiaries                           (257)        (152)       (667)
  Return of capital from subsidiaries                                4           10          10
  Acquisitions                                                     (20)           -        (283)
  Net decrease in other investments                                  7           75          16
  Other, net                                                        (2)           9          46
------------------------------------------------------------------------------------------------
       Net cash used for investing activities                     (358)        (862)       (569)
------------------------------------------------------------------------------------------------
Financing activities
  Net increase in short-term debt                                  325        1,032         421
  Long-term debt issuances                                         356            -         515
  Long-term debt redemptions                                      (103)        (357)       (133)
  Common stock repurchases                                        (425)        (195)       (467)
  Dividends on common and preferred stock                         (406)        (381)       (335)
  Other, net                                                        21           28          44
------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities       (232)         127          45
------------------------------------------------------------------------------------------------
Net increase in cash                                                 1            -           -
Cash at beginning of year                                            -            -           -
------------------------------------------------------------------------------------------------
       Cash at end of year                                      $    1       $    -       $   -
------------------------------------------------------------------------------------------------

                                                                  1999 FORM 10-K

AMERICAN GENERAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

In millions

                                      At December 31,                          For the Years Ended December 31,
                                   ----------------------      ----------------------------------------------------------------
                                                                                                         Amorti-
                                                                                                         zation
                                                               Premiums                                    of
                                   Deferred      Insurance       and                       Insurance     Deferred
                                   Policy          and          Other          Net           and         Policy         Other
                                   Acquisition   Annuity       Consider-     Investment    Annuity       Acquisition   Operating
             Division              Costs(a)(b)   Liabilities(c) ations       Income(d)     Benefits      Costs(b)(e)   Expenses
-------------------------------------------------------------------------------------------------------------------------------
1999
  Retirement Services               $2,338       $39,714        $  568        $2,972        $2,377         $126         $  212
  Life Insurance                     3,800        26,300         3,022         2,199         2,846          524            921
  Consumer Finance                      11           465           181            78            86            8             10
  Other(f)                               1           (78)            1           (17)            4            1            849
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $6,150       $66,401        $3,772        $5,232        $5,313         $659         $1,992
-------------------------------------------------------------------------------------------------------------------------------
1998
  Retirement Services               $1,328       $36,792        $  320        $2,753        $2,114         $113         $  169
  Life Insurance                     2,871        25,680         3,113         2,240         2,959          558            968
  Consumer Finance                      10           441           172            76            86            8             10
  Other(f)                               -           (69)            -            26             -            1            871
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $4,209       $62,844        $3,605        $5,095        $5,159         $680         $2,018
-------------------------------------------------------------------------------------------------------------------------------
1997
  Retirement Services               $  392       $21,995        $  113        $1,706        $1,286         $ 42         $  133
  Life Insurance                     2,995        25,283         3,065         2,099         2,949          494            965
  Consumer Finance                      10           443           184            69            93            9             10
  Other(f)                               1           (62)            -           146             4            1            814
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $3,398       $47,659        $3,362        $4,020        $4,332         $546         $1,922
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 1999 ARS.

(b) Includes cost of insurance purchased.

(c) Includes unearned premiums, other policy claims and benefits payable, and other policyholder funds, which are not significant relative to insurance and annuity liabilities.

(d) Represents earnings and related expenses on those investments considered necessary to support each division's business operations.

(e) Net of accretion of interest.

(f) Represents Consumer Finance non-insurance operations, Corporate operations, goodwill amortization, and interdivision eliminations.


AMERICAN GENERAL

AMERICAN GENERAL CORPORATION

SCHEDULE IV - REINSURANCE

In millions

                                                                                                     Percentage
                                                                                                         of
                                                       Ceded to        Assumed                         Amount
                                          Gross          Other        from Other         Net          Assumed
Description                              Amount        Companies      Companies        Amount          to Net
---------------------------------------------------------------------------------------------------------------
1999
  Life insurance in force at year end   $369,346        $94,450         $ 2,371       $277,267            .9%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  3,182        $   250         $    17       $  2,949            .5%
       Accident and health insurance         758            294             251            715          35.1
       Property-liability insurance           83             10              35            108          32.5
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  4,023        $   554         $   303       $  3,772           8.0%
---------------------------------------------------------------------------------------------------------------
1998
  Life insurance in force at year end   $344,857        $65,643         $ 2,474       $281,688            .9%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  2,832        $   205         $   116       $  2,743           4.2%
       Accident and health insurance         778            277             225            726          31.0
       Property-liability insurance          107              3              32            136          23.3
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  3,717        $   485         $   373       $  3,605          10.3%
---------------------------------------------------------------------------------------------------------------
1997
  Life insurance in force at year end   $310,162        $57,261         $21,514       $274,415           7.8%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  2,640        $   178         $    67       $  2,529           2.7%
       Accident and health insurance         782            113              11            680           1.7
       Property-liability insurance          120              8              41            153          26.7
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  3,542        $   299         $   119       $  3,362           3.5%
---------------------------------------------------------------------------------------------------------------

                                                                  1999 FORM 10-K

AMERICAN GENERAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

In millions

                                                                 Additions
                                              ------------------------------------------------
                                                  Charged to         Charged to
                                 Balance at     Provision for         Realized      Charged to               Balance at
                                 Beginning    Finance Receivable     Investment       Other       Deduc-       End of
Description                       of Year           Losses         (Gains)/Losses    Accounts    tions(a)       Year
-----------------------------------------------------------------------------------------------------------------------
1999
  Allowance for losses on:
     Finance receivables            $382             $207               $  -           $ 14(b)     $207         $396
     Mortgage loans on real
       estate                         34                -                 (3)             -           5           26
     Investment real estate           14                -                  -              -           4           10
  Restructuring liability             30                -                  -              -          16(c)        14
  Valuation allowance on
     deferred tax asset               69                -                  -            381(d)        2          448
-----------------------------------------------------------------------------------------------------------------------
       Total                        $529             $207               $ (3)          $395        $234         $894
-----------------------------------------------------------------------------------------------------------------------
1998
  Allowance for losses on:
     Finance receivables            $373             $212               $  -           $ 17(b)     $220         $382
     Mortgage loans on real
       estate                         54                -                (15)             -           5           34
     Investment real estate           18                -                  3              -           7           14
  Restructuring liability             62                -                  -              -          32(c)        30
  Valuation allowance on
     deferred tax asset               68                -                  -              1(e)        -           69
-----------------------------------------------------------------------------------------------------------------------
       Total                        $575             $212               $(12)          $ 18        $264         $529
-----------------------------------------------------------------------------------------------------------------------
1997
  Allowance for losses on:
     Finance receivables            $395             $248               $  -           $  -        $270         $373
     Mortgage loans on real
       estate                         84                -                (20)             -          10           54
     Investment real estate           34                -                  8              -          24           18
     Other long-term investments       1                -                  -              -           1            -
  Restructuring liability              -                -                  -             71(c)        9(c)        62
  Valuation allowance on
     deferred tax asset               46                -                  -             22(e)        -           68
-----------------------------------------------------------------------------------------------------------------------
       Total                        $560             $248               $(12)          $ 93        $314         $575
-----------------------------------------------------------------------------------------------------------------------

(a) Resulting from write-offs of uncollectible receivables, mortgage loan payoffs, sales of real estate, foreclosures of real estate, and utilization of net loss carryforwards, unless otherwise noted.

(b) Relates to allowance for acquired receivables.

(c) Restructuring costs related to the integration of USLIFE into the company's operations and the concurrent realignment of the life insurance division. Additional information is incorporated herein by reference to Note 3.2 of Notes to Financial Statements in American General's 1999 ARS.

(d) Relates to unrealized losses on fixed maturity securities not expected to be realized; charged to other comprehensive income within shareholders' equity.

(e) Relates to operating loss carryovers not expected to be utilized; charged to deferred tax expense.


AMERICAN GENERAL

AMERICAN GENERAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000.

                                        AMERICAN GENERAL CORPORATION

                                        By: /s/  Nicholas R. Rasmussen
                                        ----------------------------------------
                                        Nicholas R. Rasmussen
                                        (Executive Vice President, Chief
                                        Financial Officer and Treasurer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.

Robert M. Devlin*
-----------------------------------------------------------------
Robert M. Devlin
(Chairman, President and Chief Executive Officer -
Principal Executive Officer)

/s/  Nicholas R. Rasmussen
-----------------------------------------------------------------
Nicholas R. Rasmussen
(Executive Vice President, Chief Financial Officer and Treasurer - Principal Financial Officer and Principal Accounting Officer)

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

Michael J. Poulos*
-----------------------------------------------------------------
Michael J. Poulos
(Director)

Robert E. Smittcamp*
-----------------------------------------------------------------
Robert E. Smittcamp
(Director)

Anne M. Tatlock*
-----------------------------------------------------------------
Anne M. Tatlock
(Director)

*By: /s/  Mark S. Berg
-----------------------------------------------------------------
Mark S. Berg
(Attorney-in-fact)

                                                                  1999 FORM 10-K

                                 EXHIBIT INDEX

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
            3.1          Restated Articles of Incorporation of American General             4.1                       33-33115
                         Corporation
            3.2          Articles of Amendment to the Restated Articles of Incorporation    4                    Form 10-Q for First
                         of American General                                                                        Quarter 1998
            3.3          Statement of Resolution Establishing Series of Shares of 7%        4(d)                     333-00513
                         Convertible Preferred Stock
            3.4          Statement of Resolution Establishing Series of Shares of Series A  4(o)                      33-58317
                         Cumulative Convertible Preferred Stock
            3.5          Resolutions Establishing American General's 6% Series A            4(k)                     333-00513
                         Convertible Junior Subordinated Debentures
            3.6          Amended and Restated Bylaws of American General Corporation        3.6*                         NA
            4.1          There have not been filed as exhibits to this Form 10-K certain    NA                           NA
                         long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
            4.2          Junior Subordinated Indenture, dated as of May 15, 1995, between   4(g)                     333-00513
                         American General and The Chase Manhattan Bank (formerly known as
                         Chemical Bank), as Trustee, relating to American General's 6%
                         Series A Convertible Junior Subordinated Debentures
            4.3          Terms of the 6% Convertible Monthly Income Preferred Securities,   4(i)                     333-00513
                         Series A, of American General Delaware, L.L.C.
            4.4          Guarantee of American General with respect to the 6% Convertible   4(j)                     333-00513
                         Monthly Income Preferred Securities, Series A, of American
                         General Delaware, L.L.C.
           10.1          American General Corporation 1984 Stock and Incentive Plan         10.1                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.2          Amendment to American General Corporation 1984 Stock and           10.2*                        NA
                         Incentive Plan (January 2000)
           10.3          American General Corporation 1994 Stock and Incentive Plan         10.2                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.4          Amendment to American General Corporation 1994 Stock and           10.4*                        NA
                         Incentive Plan (January 1999)
           10.5          Amendment to American General Corporation 1994 Stock and           10.5*                        NA
                         Incentive Plan (January 2000)
           10.6          American General Corporation 1997 Stock and Incentive Plan         10.3                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.7          Amendment to American General Corporation 1997 Stock and           10.7*                        NA
                         Incentive Plan (January 1999)
           10.8          American General Corporation 1999 Stock and Incentive Plan         10.4                 Form 10-K for 1998
           10.9          Amendment to American General Corporation 1999 Stock and           10.9*                        NA
                         Incentive Plan (January 1999)
           10.10         American General Corporation Deferred Compensation Plan            4.4                      333-52103
           10.11         First Amendment to American General Corporation Deferred           10.11*                       NA
                         Compensation Plan
           10.12         Restoration of Retirement Income Plan for Certain Employees        10.3                     Form 10-K
                         Participating in the Restated American General Retirement Plan                               for 1993
                         (Restoration of Retirement Income Plan)
           10.13         First Amendment to Restoration of Retirement Income Plan           10.4                     Form 10-K
                                                                                                                      for 1993
           10.14         Second Amendment to Restoration of Retirement Income Plan          10.5                     Form 10-K
                                                                                                                      for 1993
           10.15         Third Amendment to Restoration of Retirement Income Plan           10.7                 Form 10-K for 1996
           10.16         Fourth Amendment to Restoration of Retirement Income Plan          10.16*                       NA

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
           10.17         American General Supplemental Thrift Plan                          10.6                    Form 10-K
                                                                                                                    for 1993
           10.18         First Amendment to American General Supplemental Thrift Plan       10.7                    Form 10-K
                                                                                                                    for 1993
           10.19         Second Amendment to American General Supplemental Thrift Plan      10.8                    Form 10-K
                                                                                                                    for 1993
           10.20         Third Amendment to American General Supplemental Thrift Plan       10.9                    Form 10-K
                                                                                                                    for 1993
           10.21         Employment Agreement between American General and Robert M.        10.12                   Form 10-K
                         Devlin                                                                                     for 1997
           10.22         First Amendment to Employment Agreement between American General   10.3                  Form 10-Q for
                         and Robert M. Devlin                                                                     First Quarter
                                                                                                                      1998
           10.23         Employment Agreement between Western National Corporation and      10.23*                     NA
                         John A. Graf
           10.24         Employment Agreement between American General and Jon P. Newton    10.13                   Form 10-K
                                                                                                                    for 1997
           10.25         First Amendment to Employment Agreement between American General   10.4                  Form 10-Q for
                         and Jon P. Newton                                                                        First Quarter
                                                                                                                      1998
           10.26         Employment Agreement between American General and Richard W.       10.26*                     NA
                         Scott
           10.27         Supplemental Executive Retirement Agreement between American       10.15                   Form 10-K
                         General and Robert M. Devlin                                                               for 1997
           10.28         First Amendment to Supplemental Executive Retirement Agreement     10.6                  Form 10-Q for
                         between American General and Robert M. Devlin                                            First Quarter
                                                                                                                      1998
           10.29         Supplemental Executive Retirement Agreement between American       10.16                   Form 10-K
                         General and Jon P. Newton                                                                  for 1997
           10.30         First Amendment to Supplemental Executive Retirement Agreement     10.7                  Form 10-Q for
                         between American General and Jon P. Newton                                               First Quarter
                                                                                                                      1998
           10.31         American General Corporation Supplemental Executive Retirement     10.1                  Form 10-Q for
                         Plan                                                                                     Third Quarter
                                                                                                                      1998
           10.32         Form of Change in Control Severance Agreement for Executive        10.32*                     NA
                         Officers
           10.33         Forms of Split-Dollar Agreement and Assignment of Life Insurance   10.9                  Form 10-Q for
                         Policy as Collateral Agreement                                                           First Quarter
                                                                                                                      1998
           10.34         American General Corporation Performance-Based Plan for Executive  10.19                   Form 10-K
                         Officers, Amended and Restated Effective January 1, 1995                                   for 1994
           10.35         American General Corporation Retirement Plan for Directors (as     10.18                   Form 10-K
                         amended and restated)                                                                      for 1997
           10.36         Western National Corporation 1993 Stock and Incentive Plan, as     10.18 to WNC               NA
                         amended                                                            annual report on
                                                                                            Form 10-K for
                                                                                            1995
           11            Computation of Earnings per Share (included in Note 20 of Notes    NA                         NA
                         to Financial Statements in American General's 1999 Annual Report
                         to Shareholders)
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of     12*                        NA
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 1999 Annual Report to Shareholders  13*                        NA
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General                                   21*                        NA
           23            Consent of Ernst & Young LLP, Independent Auditors                 23*                        NA

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
           24           Powers of attorney for the directors signing this Form 10-K        24*                        NA
           27           Financial Data Schedule                                            27*                        NA
                        Any Exhibit not included with this Form 10-K will be
                        furnished to any shareholder of record on written
                        request and payment of up to $.25 per page plus postage.
                        Such requests should be directed to American General
                        Corporation, Investor Relations, P.O. Box 3247, Houston,
                        Texas 77253-3247.