Form 10-Q
period 2000-03-31
AMERICAN GENERAL CORP /TX/
filed 2000-05-15
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000

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

Yes   X  .     No      .

As of April 30, 2000, there were 248,393,147 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock outstanding.





                       INDEX TO FORM 10-Q


                                                                       Page
Part I.   FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                   Consolidated Income Statement for the three
                     months ended March 31, 2000 and 1999 .............    2

                   Consolidated Balance Sheet at March 31, 2000 and
                     December 31, 1999 ................................    3

                   Consolidated Statements of Shareholders' Equity and
                     Comprehensive Income for the three months ended
                     March 31, 2000 and 1999 ..........................    4

                   Consolidated Condensed Statement of Cash Flows for
                     the three months ended March 31, 2000 and 1999 ...    5

                   Notes to Consolidated Financial Statements .........    6

         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations .............. 11


Part II.   OTHER INFORMATION.


         Item 1. Legal Proceedings ..................................     24

         Item 3. Quantitative and Qualitative Disclosures
                     about Market Risk .................................. 24

         Item 6. Exhibits and Reports on Form 8-K ...................     24
















                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN GENERAL CORPORATION
                 Consolidated Income Statement
                          (Unaudited)
              (In millions, except per share data)

                                                      Three Months Ended
                                                            March 31,
                                                        2000      1999
Revenues
 Premiums and other considerations ................  $    993  $    924
 Net investment income ............................     1,330     1,285
 Finance charges ..................................       391       357
 Realized investment losses .......................       (51)       (2)
 Other ............................................        74        56
     Total revenues ...............................     2,737     2,620

Benefits and expenses
 Insurance and annuity benefits ...................     1,384     1,313
 Operating expenses ...............................       396       392
 Commissions ......................................       317       278
 Change in deferred policy acquisition costs and
  cost of insurance purchased .....................      (116)      (86)
 Provision for finance receivable losses ..........        49        52
 Goodwill amortization ............................        12        12
 Interest expense
  Corporate .......................................        54        44
  Consumer Finance ................................       163       138
     Total benefits and expenses ..................     2,259     2,143

Earnings
 Income before income tax expense .................       478       477
 Income tax expense ...............................       168       168
 Income before net dividends on preferred
  securities of subsidiaries ......................       310       309
 Net dividends on preferred securities
  of subsidiaries .................................        25        22
     Net income ...................................  $    285  $    287

 Net income per share
  Basic ...........................................  $   1.14  $   1.14
  Diluted .........................................  $   1.12  $   1.11

















Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
                  Consolidated Balance Sheet
                          (Unaudited)
                         (In millions)

                                                   March 31,  December 31,
                                                     2000        1999
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $63,428; $62,375) ........................    $ 61,794    $ 60,625
  Mortgage loans on real estate ..............       3,667       3,686
  Equity securities (cost: $303; $299) .......         357         339
  Policy loans ...............................       2,377       2,375
  Investment real estate .....................         220         222
  Other long-term investments ................         513         412
  Short-term investments .....................       1,855         676
      Total investments ......................      70,783      68,335
 Cash ........................................         240         294
 Assets held in separate accounts ............      26,495      24,097
 Finance receivables, net ....................      10,744      10,634
 Deferred policy acquisition costs ...........       5,175       4,980
 Cost of insurance purchased .................       1,134       1,170
 Goodwill ....................................       1,493       1,501
 Other assets ................................       5,703       4,436
      Total assets ...........................    $121,767    $115,447

Liabilities
 Insurance and annuity liabilities ...........    $ 66,659    $ 66,401
 Liabilities related to separate accounts ....      26,495      24,097
 Debt (short-term)
  Corporate ($2,049; $1,932) .................       3,237       3,120
  Consumer Finance ($4,569; $4,489) ..........      10,271      10,206
 Income tax liabilities ......................         996         833
 Other liabilities ...........................       5,574       2,446
      Total liabilities ......................     113,232     107,103

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible ..........................       1,675       1,675
    Convertible ..............................         250         249
      Total redeemable equity ................       1,925       1,924

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 0, 2.3) ....................          -          85
 Common stock (shares issued: 269.3, 269.3;
  outstanding: 248.7, 248.1) .................         936         962
 Retained earnings ...........................       7,907       7,732
 Accumulated other comprehensive income (loss)      (1,181)     (1,278)
 Cost of treasury stock ......................      (1,052)     (1,081)
      Total shareholders' equity .............       6,610       6,420
      Total liabilities and equity ...........    $121,767    $115,447






Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
Consolidated Statements of Shareholders' Equity and Comprehensive Income
                          (Unaudited)
              (In millions, except per share data)

                                                     Three Months Ended
                                                          March 31,
Shareholders' Equity                                   2000      1999

Convertible preferred stock
 Balance at beginning of period ..................  $     85  $     85
 Conversion ......................................       (85)        -

 Balance at end of period ........................         -        85

Common stock
 Balance at beginning of period ..................       962       939
 Issuance of treasury shares .....................       (26)      (18)

 Balance at end of period ........................       936       921

Retained earnings
 Balance at beginning of period ..................     7,732     7,007
 Net income ......................................       285       287
 Cash dividends (per share)
  Preferred ($.64; $.64) .........................        (1)       (1)
  Common ($.44; $.40) ............................      (109)     (100)

 Balance at end of period ........................     7,907     7,193

Accumulated other comprehensive income (loss)
 Balance at beginning of period...................    (1,278)    1,599
 Change in net unrealized gains (losses)
  on securities ..................................        97      (568)

 Balance at end of period ........................    (1,181)    1,031

Cost of treasury stock
 Balance at beginning of period ..................    (1,081)     (759)
 Issuance for preferred stock conversion .........        99         -
 Issuance under employee benefit plans and other .        23        34
 Share repurchases ...............................       (93)     (104)

 Balance at end of period ........................    (1,052)     (829)

   Total shareholders' equity ....................  $  6,610  $  8,401

Comprehensive Income

Net income .......................................  $    285  $    287

Change in net unrealized gains (losses)
  on securities
 Fair value of fixed maturity securities .........       116    (1,304)
 Deferred policy acquisition costs and cost of
  insurance purchased ............................        18       424
 Deferred income taxes ...........................       (47)      311
 Change in fixed maturity securities .............        87      (569)
 Change in equity securities and other ...........        10         1
   Total .........................................        97      (568)

Comprehensive income (loss) ......................  $    382  $   (281)



Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
         Consolidated Condensed Statement of Cash Flows
                          (Unaudited)
                         (In millions)

                                                      Three Months Ended
                                                           March 31,
                                                        2000      1999

Operating activities
       Net cash provided by operating activities ... $    629  $    612

Investing activities
 Investment purchases ..............................   (4,550)   (5,591)
 Investment dispositions and repayments ............    3,485     4,170
 Finance receivable originations and purchases .....   (1,505)   (1,452)
 Finance receivable principal payments received ....    1,333     1,248
 Net increase in short-term investments ............   (1,179)     (594)
 Other, net ........................................      (48)      (49)
       Net cash used for investing activities ......   (2,464)   (2,268)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    1,770     1,444
   Policyholder account withdrawals ................   (1,712)   (1,082)
      Net policyholder account deposits ............       58       362
   Short-term collateralized financings ............    1,698     1,133
      Total Retirement Services and Life Insurance..    1,756     1,495
 Consumer Finance
   Net increase (decrease) in short-term debt ......       80      (179)
   Long-term debt issuances ........................      379       315
   Long-term debt redemptions ......................     (396)      (26)
      Total Consumer Finance .......................       63       110
 Corporate
   Net increase in short-term debt .................      117       103
   Long-term debt issuance .........................        -       148
   Common stock repurchases ........................      (90)      (94)
   Dividends on common and preferred stock .........     (110)     (101)
   Other, net ......................................       45      (125)
      Total Corporate ..............................      (38)      (69)
       Net cash provided by financing activities ...    1,781     1,536

Net decrease in cash ...............................      (54)     (120)
Cash at beginning of period ........................      294       341
Cash at end of period .............................. $    240  $    221

Supplemental disclosure of cash flow information:
 Cash paid (received) during the period for
   Income taxes .................................... $     36  $    (44)
   Interest
    Corporate ......................................       60        45
    Consumer Finance ...............................      195       155
   Dividends on preferred securities of
    subsidiaries ...................................       18        14






Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
           Notes to Consolidated Financial Statements
                         March 31, 2000
                   (In millions, except per share data)



1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation (American General) and its subsidiaries (collectively, the company or we) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at March 31, 2000, and the consolidated results of operations, shareholders' equity, comprehensive income, and cash flows for the three months ended March 31, 2000 and 1999.

2. Future Accounting Standard. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument will be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. We will adopt SFAS 133 on January 1, 2001. We do not expect adoption to have a material impact on the company's results of operations and financial position.

3. Calculation of Earnings Per Share. We calculate basic and diluted earnings per share as follows:

                                                      Three Months Ended
                                                            March 31,
                                                         2000      1999

         Net income .........................          $  285    $  287
         Net dividends on convertible
          preferred stock ...................               -        (1)
         Basic earnings .....................             285       286
         Net dividends on dilutive securities
           Convertible preferred securities
            of subsidiary ...................               3         3
           Convertible preferred stock ......               -         1
         Diluted earnings ...................          $  288    $  290

         Average basic shares outstanding ...           248.9     251.4
         Dilutive securities
           Convertible preferred securities
            of subsidiary ...................             6.1       6.1
           Convertible preferred stock ......               -       2.3
           Stock options ....................             1.4       1.5
           Restricted stock .................              .6        .4
         Average diluted shares outstanding
           assuming dilution ................           257.0     261.7

         Net income per share
      Basic .............................              $ 1.14    $ 1.14
      Diluted ...........................              $ 1.12    $ 1.11



Item 1.  Financial Statements (continued).

4. Investing Activities. Cash flows related to investing activities were as follows:

                                                        Dispositions and
                                       Purchases           Repayments
                                   Three Months Ended  Three Months Ended
                                        March 31,           March 31,
                                     2000      1999      2000      1999
         Fixed maturity securities  $4,340    $5,348    $3,345    $4,032
         Mortgage loans                 85        58       105        77
         Equity securities              10         6        10        19
         Other                         115       179        25        42
           Total                    $4,550    $5,591    $3,485    $4,170

5. Derivative Financial Instruments. Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the three months ended March 31, 2000 or 1999. Significant activity related to derivative financial instruments during the three months ended March 31, 2000 was as follows:

    During first quarter 2000, we purchased call swaptions with notional amounts of $1.8 billion, while swaptions with notional amounts of $10.6 billion expired. Swaptions, which are options to enter into interest rate swap agreements, limit the company's exposure to reduced spreads between investment yields and interest rates credited to policyholders should interest rates decrease or increase significantly over prolonged periods. Call and put swaptions with notional amounts of $7.1 billion and $855 million, respectively, average strike rates of 5.1% and 9.5%, respectively, and total premium paid of $2 million and $.3 million, respectively, were outstanding at March 31, 2000. These swaptions expire throughout 2000.

    Should the strike rates remain below market rates (for call swaptions) and above market rates (for put swaptions), the swaptions will expire and the company's exposure would be limited to the premiums paid.

6. Dollar Rolls. We use dollar roll agreements as part of our strategy to increase investment income. Dollar rolls are agreements to sell mortgage-backed securities and repurchase substantially the same securities at a specified price and date in the future. We account for dollar rolls as short-term collateralized financings and include the repurchase obligation in other liabilities. At March 31, 2000, the company had $1.7 billion of outstanding dollar roll agreements. The average amount outstanding and the weighted-average interest rate on the short-term collateralized borrowings for the three months ended March 31, 2000 were $1.6 billion and 5.5%, respectively.

7. Redemption of Preferred Stock. On March 1, 2000, we redeemed all outstanding shares of our mandatorily convertible preferred stock. Holders received .8264 share of our common stock for each share of preferred stock redeemed. In total, we issued 1.9 million shares of common stock.








Item 1.  Financial Statements (continued).

8.  Legal Proceedings.

    The company is party to various lawsuits and proceedings, including the following:

    1) In the mid-1990s, one of our subsidiaries, American General Financial Center (renamed A.G. Financial Service Center, Inc.) (Financial Service Center), provided financing for satellite dishes sold by independent unaffiliated dealers. On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton D. Smith, et al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254 (the Clayton Smith matter), rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against Financial Service Center. The lawsuit was filed on November 15, 1996, by 29 individuals who had each purchased a satellite dish. Financial Service Center, together with certain other American General companies, currently are named as defendants in other pending cases involving the financing of satellite dishes.

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

         In January 2000, settlement agreements were entered into in connection with the Clayton Smith matter and other pending cases relating to satellite dish financing. Accordingly, we recorded a charge of $57 million ($36 million aftertax) in fourth quarter 1999 to cover the proposed settlements and other litigation. Resolution of the satellite dish litigation within the recorded charge is dependent upon a number of factors, including obtaining the bankruptcy court's approval of Financial Service Center's plan of reorganization. If court approvals are obtained and appeals are not taken, we expect that the settlements will be final in third quarter 2000.

    2) Prior to our acquisition of USLIFE Corporation, one of its subsidiaries entered the workers' compensation reinsurance business in 1997. We discontinued writing new workers' compensation reinsurance business in 1998. Our largest contract was a quota share reinsurance agreement with Superior National Insurance Group, Inc. and its affiliates (collectively, Superior National), effective May 1, 1998. On November 29, 1999, we initiated an arbitration proceeding to rescind this contract from its inception, based in part on misrepresentations and nondisclosures which we
         believe  were  made  by  Superior National.   On March 3, 2000, the
         California Department of Insurance ordered seizure of certain of Superior National's insurance subsidiaries as a result of their financial condition. On April 26, 2000, Superior National Insurance




Item 1.  Financial Statements (continued).

         Group, Inc. filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Central District of California.

         We do not believe that the action of the California Department of Insurance or the bankruptcy filing will prevent the company from ultimately arbitrating its claim for recission, and we plan to fully pursue all remedies through the arbitration process. Although we believe, based on the advice of counsel, that the company will succeed in rescinding the contract, risks and uncertainties remain with respect to the ultimate outcome. In the unlikely event the company does not prevail in the arbitration, we do not expect the additional aftertax losses from our workers' compensation business to exceed $85 million. We believe that any ultimate loss related to our workers' compensation business will not have a material adverse effect on our results of operations and financial position.

    3) Certain companies acquired by American General Life and Accident Insurance Company (collectively, AGLA), a subsidiary of the company, previously issued small face-amount life insurance policies known as industrial life insurance, which were similar to products sold by other life insurance companies. Although AGLA ceased writing industrial life insurance more than twenty years ago, recent legal actions have been brought challenging certain pricing practices in this business.

         On December 10, 1999, a class action was filed by Leola McNeil against AGLA, Leola McNeil v. American General Life and Accident Insurance Company et al., Civil Action No. 3-99-1157 (M.D. TN 1999), principally challenging AGLA's pricing practices with respect to certain minority purchasers of industrial life insurance and seeking compensatory and punitive damages and injunctive relief. On April 27, 2000, the Florida Treasurer and Insurance Commissioner issued a cease and desist order to AGLA, In the Matter of American General Life and Accident Insurance Company, Case No. 348600-00-C, requiring AGLA to cease collecting a portion of premiums from Florida minority policyholders and to submit a corrective action plan to the Florida Department of Insurance. Prior to that date, AGLA had taken action to cease collecting a portion of the premiums on its industrial life policies from the affected minority policyholders nationwide. AGLA is engaged in efforts designed to resolve these matters expeditiously. We believe that any ultimate loss relating to these matters will not have a material adverse effect on American General's financial position. However, it is possible that the outcome of these matters or other future proceedings could have a material adverse effect on the company's results of operations for a given period.

    The company is also party to various other lawsuits and proceedings arising in the ordinary course of business. These lawsuits and proceedings include certain class action claims and claims filed by individuals who excluded themselves from market conduct settlements relating to life insurance pricing and sales practices. In addition, many of these claims arise in jurisdictions, such as Alabama and Mississippi, that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information




Item 1.  Financial Statements (continued).

    presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

9. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated Federal income tax return. The Internal Revenue Service (IRS) has completed examinations of our tax returns through 1988. The IRS is currently examining our tax returns for 1989 through 1996. Although the final outcome of any issues raised is uncertain, we believe that the ultimate liability, including interest, will not exceed amounts recorded in the financial statements.

10. Division Results. We report our financial results in three business divisions, as well as a category for corporate operations. Results of each division include earnings from its business operations and earnings on the amount of equity we consider necessary to support its business. Corporate operations include corporate capital costs and other income or expenses not allocated to the business divisions. Goodwill amortization, net realized investment gains (losses), and non-recurring items are also excluded from divisions results, consistent with the manner in which we review and evaluate the divisions. Division earnings information was as follows:

                                                    Income
                                   Revenues      Before Taxes    Net Income
                                 Three Months    Three Months   Three Months
                                     Ended           Ended          Ended
                                   March 31,       March 31,      March 31,
                                  2000   1999     2000   1999    2000   1999

         Retirement Services    $  983 $  845    $ 243  $ 211   $ 162  $ 142
         Life Insurance          1,352  1,356      284    265     187    173
         Consumer Finance          463    421       92     82      59     53
           Total divisions       2,798  2,622      619    558     408    368

         Corporate operations      (10)      -     (78)   (67)    (53)   (45)
         Goodwill amortization                     (12)   (12)    (12)   (12)
         Net dividends on
          preferred securities
          of subsidiaries                                         (25)   (22)

         Operating earnings                                       318    289
         Realized investment
           losses                  (51)    (2)     (51)    (2)    (33)    (2)

           Total                $2,737 $2,620    $ 478  $ 477   $ 285  $ 287









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to our consolidated results of operations, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 10 of this Quarterly Report on Form 10-Q. Amounts in the tables are in millions, except per share data.


                            OVERVIEW

The company is a diversified financial services organization with over $120 billion of assets and $20 billion of annual revenues and deposits. We are a leading provider of retirement services, life insurance, consumer loans, and investments to 12 million customers.

Our financial highlights for first quarter 2000 were as follows:

                                           Three Months Ended
                                                March 31,
                                             2000      1999

Revenues and deposits                     $  5,514  $  4,735
Earnings
 Operating earnings                            318       289
 Net income                                    285       287
Earnings per share
 Operating earnings                           1.25      1.11
 Net income                                   1.12      1.11
Assets*                                    123,061   107,301
Shareholders' equity*
 Total                                       7,825     7,392
 Per share                                   31.61     29.20
Operating return on equity                   16.20%    15.46%

*Excludes fair value adjustment under SFAS 115.

Revenues and deposits increased $779 million, or 16%, for the three months ended March 31, 2000, compared to the same period in 1999, due to higher fixed and variable deposits in our retirement services and life insurance divisions. Operating earnings increased 10% due to increases in earnings in our retirement services division (up 14%), life insurance division (up 8%), and consumer finance division (up 11%). Operating earnings per share increased 13%, compared to the 10% increase in operating earnings, as a result of the decline in average shares outstanding due to the repurchase of 6.2 million shares of our common stock in the last twelve months.

Net income decreased $2 million, or 1%, due to a $31 million aftertax increase in realized losses on sales of securities, reflecting our ongoing management of the investment portfolio to maximize its relative value and to optimize the company's tax position. The $433 million increase in shareholders' equity reflects $1.1 billion in net income over the last twelve months, partially offset by dividends paid to our shareholders of $415 million and share repurchases of $414 million.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                       BUSINESS DIVISIONS

We manage our business operations through three divisions   retirement
services, life insurance, and consumer finance   based on products and
services offered. Results of each of our business division's operations are discussed below.

Retirement Services

Our retirement services division results were as follows:

                                             Three Months Ended
                                                  March 31,
                                              2000        1999

Fixed margin                                 $ 243       $ 230
Variable margin                                 74          48
  Total margin                                 317         278
Other revenue                                   16           7
  Net revenue                                  333         285
Operating expenses                              82          71
Other, net*                                      8           3
Pretax earnings                                243         211
Income taxes                                    81          69

   Division earnings                         $ 162       $ 142

*Primarily commissions and change in DPAC/CIP.

Earnings. Retirement services earnings are a function of the level of our managed assets, fixed and variable margin, and operating expenses. Division earnings increased 14%, or $20 million, for the three months ended March 31, 2000 compared to the same period in 1999. The increase was due to a 22% increase in managed assets that resulted in increased total margin, which more than offset higher operating expenses.

Assets and Deposits. Investments and separate account assets grew 7% and 48%, respectively, from March 31, 1999 to March 31, 2000, contributing to the increases in our fixed and variable margins. Assets and deposits were as follows:
                                            Three Months Ended
                                                 March 31,
                                              2000      1999
Assets
 Investments*                               $42,561   $39,668
 Separate accounts                           23,606    15,973
Premiums and deposits
 Fixed                                        1,337     1,055
 Variable                                       887       780
 Mutual funds                                   271        20
Surrender ratios
 Fixed                                         9.87%     6.93%
 Variable                                      5.91      5.27

*Excludes fair value adjustment under SFAS 115.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Total premiums and deposits increased 35%, from $1.9 billion in first quarter 1999 to $2.5 billion in first quarter 2000. The 27% increase in fixed premiums and deposits resulted from our strong sales of fixed annuities through financial institutions. Variable deposit growth of 14% reflects our ability to meet continued consumer interest in equity-based products through group retirement plans. Mutual fund deposit growth of $251 million reflects our recent introduction of this product to meet customer demand for mutual funds without an annuity wrapper. Changes in the surrender ratios resulted from more aggressive management of interest spreads, more policies without surrender protection, and increased competition.

Fixed Margin.   Fixed margin, the difference between net investment income on general account investments and interest credited to policyholders' fixed accounts, increased 6% in the first quarter of 2000 compared to 1999. Fixed investment spread measures this difference in terms of interest rates. Net investment income and the components of fixed investment spread were as follows:

                                            Three Months Ended
                                                 March 31,
                                              2000      1999

Net investment income                        $ 775     $ 716

Investment yield                              7.70%     7.66%
Average crediting rate                        5.35      5.38
  Fixed investment spread                     2.35%     2.28%

The $13 million increase in the fixed investment margin was largely due to a higher level of invested assets and the resulting 8% increase in net investment income. Investment yield, average crediting rate, and fixed investment spread were relatively flat for the three months ended March 31, 2000 compared to the same period in 1999.

Variable Margin. Our variable margin includes mortality and expense risk fees and asset management fees. The increase in these fees of $26 million, or 54%, for the first three months of 2000, compared to the same period of 1999, was driven by a 48% growth in separate account assets. Our variable fee rate increased 8 basis points for first quarter 2000 due to more favorable revenue-sharing agreements with third-party asset managers.

Operating Expenses. Operating expenses increased $11 million for the three months ended March 31, 2000, compared to the same period in 1999, primarily due to increased personnel costs for our expanded sales force and $2 million of operating expenses for a mutual fund group that we purchased in first quarter 2000. The ratio of operating expenses to average assets improved to
 .48% for first quarter 2000 from .49% for first quarter 1999.











Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life Insurance

Our life insurance division results were as follows:

                                            Three Months Ended
                                                 March 31,
                                              2000      1999

Premiums and other considerations           $  757    $  759
Net investment income                          544       555
Other income                                    51        42
  Total revenues                             1,352     1,356
Insurance and annuity benefits                 707       733
Operating expenses                             167       172
Other expenses*                                194       186
  Total expenses                             1,068     1,091
Pretax earnings                                284       265
Income taxes                                    97        92

   Division earnings                        $  187    $  173

*Primarily commissions and change in DPAC/CIP.

Earnings. The division's profitability is driven by asset growth, investment spread, mortality, and operating expenses. Earnings increased 8% for the three months ended March 31, 2000 compared to the same period in 1999. The increase resulted from a 6% growth in separate and general account reserves and a 10% increase in insurance in force, due to growth in existing business as well as new ventures, and reduced operating expenses.

Sales, Deposits, and Premiums. Sales represent annualized premiums for new products issued, while deposits represent funds we receive for interest-sensitive insurance and annuities. Sales and premiums and deposits of the life insurance division were as follows:
                                            Three Months Ended
                                                 March 31,
                                              2000      1999
Premiums and deposits
 Life insurance                              $ 864     $ 819
 Annuities                                     236       149
 Other                                         146       170

Sales
 Life insurance                                174       164
 Annuities                                     236       143

Life insurance sales and premiums and deposits for first quarter 2000 increased 6% over first quarter 1999 due to increasing sales of variable products, universal life, and term insurance, offset by lower corporate market sales. Annuity sales increased 65% in the first three months of 2000, compared to the same period of 1999, while premiums and deposits increased 58%. These increases were due to strong sales of variable annuities through our financial institution channel. Other premiums and deposits, which include primarily our accident and health, and property and casualty business, declined 14% for first quarter 2000 compared to first quarter 1999 due to our de-emphasis of these lines of business.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investment Spread. Investment results and interest crediting rates were as follows:
                                           Three Months Ended
                                                March 31,
                                             2000       1999
Assets
 Investments*                              $28,597   $27,527
 Separate accounts                           2,890     1,517
Insurance and annuity liabilities           26,085    25,895

Investment yield                              8.03%     8.35%
Average crediting rate                        5.82      5.92
  Investment spread                           2.21%     2.43%

*Excludes fair value adjustment under SFAS 115.

Net investment income and the investment yield decreased during the first three months of 2000, compared to the same period of 1999, due to lower income from securities called before their maturity dates and lower market rates on new and reinvested funds. These decreases were partially offset by our reduction of crediting rates on interest-sensitive products, as well as the increase in invested assets.

Mortality and Persistency. Death claims and premium termination rates were as follows:
                                           Three Months Ended
                                                March 31,
                                             2000      1999

Death claims                               $  259    $  250
Death claims per $1,000 in force             3.76      3.66
Premium termination rate                    12.15%    12.42%

Death claims per $1,000 of in force increased in first quarter 2000, compared to the same period in 1999, due to the increasing average age of the in force
business.   The lower premium termination rate for 2000 reflects higher than normal terminations in our career agency lines during 1999. Mortality and persistency experience during first quarter 2000 reflected normal fluctuations and remained within our pricing assumptions.

Expenses. Operating expenses decreased $5 million, or 3%, for the first three months of 2000 compared to the same period in 1999. Reductions in salary-related and technology costs more than offset costs to market new products. The ratio of operating expenses to direct premiums and deposits improved to 13.25% in 2000 compared to 15.09% in 1999.

Other expenses, which consist of commissions and the change in DPAC and CIP, increased $8 million, or 4%, in first quarter 2000 compared to first quarter 1999. Commissions increased period over period due to the higher level of sales in first quarter 2000. Deferrals of commissions and certain operating expenses, as well as the related amortization of previously-capitalized DPAC and CIP, increased in first quarter 2000 compared to the same period in 1999.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance

Our consumer finance division results were as follows:

                                            Three Months Ended
                                                March 31,
                                              2000      1999

Finance margin                              $  228    $  219
Other income                                    72        64
   Net revenue                                 300       283
Provision for finance
 receivable losses                              49        52
Operating expenses                             128       123
Other expenses*                                 31        26
Pretax earnings                                 92        82
Income taxes                                    33        29

   Division earnings                        $   59    $   53

*Primarily insurance benefits

Earnings. Division earnings are a function of the amount and mix of finance receivables, interest spread, credit quality, and operating expenses.
Earnings increased 11% for the three months ended March 31, 2000, compared to the same period in 1999, due to a 14% increase in average receivables, improved credit quality, and the benefits of operating efficiencies, partially offset by lower interest spread.

Finance Receivables. The mix of finance receivables at quarter end was as follows:

                                                 March 31,
                                              2000      1999

Real estate loans                          $ 7,232    $6,069
Non-real estate loans                        2,521     2,475
Retail sales finance                         1,360     1,261
 Total finance receivables                  11,113     9,805
Allowance for losses                          (369)     (384)

Finance receivables, net                   $10,744    $9,421

Average finance receivables                $11,058    $9,721

We increased our finance receivables portfolio by $1.3 billion during the last twelve months. Average finance receivables in the first three months of 2000, compared to the same period in 1999, increased 14% due to higher loan production and acquisitions of real estate loan portfolios. Over the last twelve months, we generated $6.4 billion of loans in our branch offices and purchased $1.6 billion of real estate loans, while $6.5 billion of loans were repaid. We increased the percentage of real estate loans in the portfolio to 65% at March 31, 2000, compared to 62% at March 31, 1999. During first quarter 2000, we completed the sale of $27 million of fully-reserved receivables, resulting in a pretax gain of $1 million. The allowance for finance receivable losses decreased $15 million from the prior year period, primarily due to the sale of these receivables.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Finance Margin. Finance margin is the difference between the finance charges we charge our customers and interest expense on the debt required to fund finance receivables. Interest spread measures this difference in terms of interest rates. Finance margin and the components of interest spread were as follows:

                                            Three Months Ended
                                                March 31,
                                              2000      1999

Finance charges                             $  391    $  357
Interest expense                               163       138

 Finance margin                             $  228    $  219

Yield on finance receivables                 14.19%    14.85%
Borrowing cost                                6.42      6.22

 Interest spread                              7.77%     8.63%

From prior year-to-date, finance charges increased 9% due to the increases in our average finance receivables, partially offset by the decline in yield on the receivables. The decline in yield reflected the increased proportion of real estate loans in our portfolio. Interest expense increased due to increases in average debt outstanding and higher borrowing costs. Interest spread decreased in 2000 due to the combined effect of the decline in yield and the increase in our borrowing cost.

Credit Quality. Net charge-off and delinquency ratios reflect the quality of our receivables portfolio, the success of our collection efforts, and general economic conditions. Credit quality information was as follows:

                                            Three Months Ended
                                                 March 31,
                                              2000      1999

Charge offs                                 $   49    $   52
Delinquencies                                  355       378
Allowance for losses                           369       384

Ratios
 Charge-off                                   1.76%     2.14%
 Delinquency                                  3.05      3.65
 Allowance                                    3.32      3.92
 Charge-off coverage                          1.90x     1.85x

Risk-adjusted yield                          12.43%    12.71%












Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The decrease in the charge-off ratio for the first three months of 2000, compared to the same period in 1999, reflects our continuing focus on credit quality, including the increased percentage of loans secured by real estate. The decreases in delinquencies and the delinquency ratio at March 31, 2000, compared to March 31, 1999, were due to continued improvement in credit quality and the sale of $27 million of fully-reserved receivables in first quarter 2000.

The allowance for finance receivable losses is maintained at an amount that we believe is adequate to absorb anticipated credit losses in our existing portfolio. The allowance as a percentage of finance receivables has continued to decline, reflecting the improved credit quality and portfolio mix, while the charge-off coverage ratio has increased to 1.9 times annual charge offs.

Risk-adjusted yield represents the yield on finance receivables less the charge-off ratio. Although risk-adjusted yield declined, the decrease is less than the decline in yield on finance receivables due to the improvement in the charge-off ratio.

Operating Expenses. Operating expenses as a percentage of average finance receivables for the first three months of 2000 improved to 4.57% from 5.06% for the same period of 1999. This decrease reflects a 14% increase in average finance receivables compared to a 3% increase in operating expenses.
Operating expenses increased due to higher salary-related and technology costs, partially offset by lower litigation expenses.


                          INVESTMENTS

Our invested assets consist primarily of fixed maturity securities, mortgage loans on real estate, and policy loans.

Fair Value of Securities. At March 31, 2000, the market value of our fixed maturity securities was 97.4% of amortized cost compared to 97.2% of amortized cost at December 31, 1999. A slight decline in market interest rates during first quarter 2000 reduced the negative fair value adjustment on our fixed maturity securities portfolio by $116 million, with a related $87 million positive adjustment to shareholders' equity. The components of the fair value adjustment at March 31, 2000 and December 31, 1999, and the first quarter change, were as follows:

                                        March 31,  December 31,
                                          2000         1999      Change

Fair value adjustment to fixed
 maturity securities                    $(1,634)    $(1,750)    $  116
Related increase in DPAC/CIP                365         347         18
Related decrease in deferred
 income taxes                               448         495        (47)
Valuation allowance on deferred
 tax asset                                 (381)       (381)         -
Net unrealized losses
 Fixed maturity securities               (1,202)     (1,289)        87
 Other                                       21          11         10

   Net unrealized losses
    on securities                       $(1,181)    $(1,278)    $   97




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fixed Maturity Securities. At March 31, 2000, our fixed maturity securities investment portfolio consisted of $46.5 billion of corporate bonds, $13.1 billion of mortgage-backed securities, and $2.1 billion of bonds issued by governmental agencies. The average credit rating of the portfolio was A at March 31, 2000 and A+ at December 31, 1999. Average ratings by category at March 31, 2000 were as follows:

                                         March 31,          Average Credit
                                           2000         %       Rating

Investment grade                         $45,387       74%        A
Mortgage-backed                           13,075       21         AAA
Below investment grade                     3,332        5         BB-
 Total fixed maturity securities         $61,794      100%        A

Investment income from our below investment grade securities was $90 million (9.9% yield) for the three months ended March 31, 2000 and $85 million (9.9% yield) for the same period in 1999. Realized investment losses on below investment grade securities were $35 million in first quarter 2000 and $15 million in first quarter 1999.

Non-performing bonds were less than 0.1% of total fixed maturity securities at March 31, 2000 and December 31, 1999. We classify bonds as non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest.

Mortgage Loans. Mortgage loans on real estate, consisting primarily of loans on office and retail properties, represented 5% of our invested assets at March 31, 2000 and December 31, 1999. Mortgage loan statistics at March 31, 2000 and December 31, 1999 were as follows:

                                          March 31,     December 31,
                                            2000            1999

Mortgage loans                            $ 3,692         $ 3,712
Allowance for losses                          (25)            (26)
  Mortgage loans, net                     $ 3,667         $ 3,686

Yield on total mortgage loans                 8.3%            8.3%
Yield on restructured loans                   7.8             7.8
Percentage of mortgage loans
  Restructured                                1.7             1.7
  Delinquent (60+ days)                        .6              .6
  Watch list loans                             .7              .9
  Allowance for losses                         .7              .7

Assets Under Management. Assets under management, which include invested assets, separate account assets, finance receivables, and mutual funds, increased to $115 billion at March 31, 2000 from $97 billion at March 31, 1999. The 18% increase over the prior year primarily related to growth in invested assets and separate account assets. Our acquisition of the North America Funds, a family of 16 sub-advised mutual funds, in first quarter 2000 increased mutual funds under management by $1.1 billion to $2.5 billion.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                       CAPITAL RESOURCES

Corporate Capital. The level of our corporate capital is determined primarily by the required equity of our business divisions. The mix of corporate capital between debt and equity is influenced by our overall corporate strategy and structure. Our target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. The amount and mix of our corporate capital at March 31, 2000 and December 31, 1999 were as follows:

                                            March 31,   December 31,
                                              2000          1999

Corporate capital*                          $12,987       $12,768
Corporate debt                                 24.9%         24.4%
Redeemable equity                              14.8          15.1
Shareholders' equity                           60.3          60.5

*Excludes fair value adjustment under SFAS 115.

Shareholders' Equity. On March 1, 2000, we redeemed all outstanding shares of our mandatorily convertible preferred stock, with a stated value of $85 million. Holders received .8264 share of our common stock for each share of preferred stock redeemed, for a total of 1.9 million common shares.

We use share repurchases as a means of maintaining our target capital structure. We repurchased 1.7 million shares for $93 million in first quarter 2000. Since 1987, American General has repurchased 124.3 million common shares for an aggregate cost of $3.3 billion. Our future repurchase activity will be based on the company's corporate development activities, capital management strategy, and fluctuations in our common stock price.

Retirement Services and Life Insurance. The amount of statutory equity required to support the business of our retirement services and life insurance companies is principally a function of four factors: (1) quality of assets invested to support insurance and annuity reserves, (2) mortality and other insurance-related risks, (3) interest-rate risk resulting from potential mismatching of asset and liability durations, and (4) general business risks. Each of these items is a key factor in the National Association of Insurance Commissioners' risk-based capital (RBC) formula, used to evaluate the adequacy of a life insurance company's statutory equity.

We manage the statutory equity of our principal retirement services and life insurance companies to a target of 2.5 times the Company Action Level RBC (or
5.0 times the Authorized Control Level RBC). We adjust dividends from, or contributions to, these companies to maintain this target. At March 31, 2000, our principal retirement services and life insurance companies had statutory equity in a range of 2.1 to 3.4 times the Company Action Level RBC, with a weighted-average of 2.6 times.









Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance. The capital of our consumer finance division varies directly with the level of its finance receivables. This capital, totaling $11.8 billion at March 31, 2000, consisted of $1.5 billion of equity and $10.3 billion of consumer finance debt, which was not guaranteed by American General.

The capital mix of consumer finance debt and equity is based upon maintaining leverage at a level that supports cost-effective funding. The consumer finance division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is currently 7.5 to 1. The ratio equaled the target at March 31, 2000 and was 7.6 to 1 at December 31, 1999.


                           LIQUIDITY

Our overall liquidity is based on cash flows from the business divisions and our ability to borrow in both the long-term and short-term markets at competitive rates. At March 31, 2000, we had committed and unused credit facilities of $5.6 billion, substantially all of which were to support the company's commercial paper borrowings. We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations.

Corporate Operations. The primary sources of cash for corporate operations include net dividends from our business divisions and the proceeds from issuances of debt and redeemable equity. Corporate operations use cash to pay dividends to shareholders, to pay aftertax interest on corporate debt and dividends on preferred securities, to repurchase common stock, and to pay other corporate expenses. We expect to fund future acquisitions and maturities of debt and preferred securities through external sources, while maintaining our capital structure.

Net dividends received from our business divisions were as follows:

                                             Three Months Ended
                                                  March 31,
                                               2000       1999

Dividends received
 Retirement Services                          $  70      $  42
 Life Insurance                                 123         83
 Consumer Finance                                27         41
  Total received                                220        166
Contributions paid
 Life Insurance                                  22        179

   Net dividends received (paid)              $ 198      $ (13)

The 1999 net dividends included contributions of $179 million to fund the payment of market conduct litigation costs.








Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Services. Principal sources of cash for our retirement services division were as follows:

                                              Three Months Ended
                                                   March 31,
                                                 2000     1999

Cash from operating activities                 $  505    $ 504
Fixed policyholder account deposits,
 net of withdrawals                                72      292
Variable account deposits, net of
 withdrawals                                      787      655
Mutual fund deposits, net of withdrawals          200      (11)
Short-term collateralized financings            1,024      953

The increase in net variable account and mutual fund deposits and decline in net fixed policyholder account deposits quarter over quarter were a result of policyholders continuing to seek higher returns in equity-based investments, as well as new variable product introductions. Because the investment risk on variable accounts and mutual fund products lies predominately with the policyholder, deposits and withdrawals related to separate accounts and mutual funds are not included in the company's cash flow statement. The increase in cash from short-term collateralized financings relates to the company's expanded use of dollar rolls as part of our investment strategy.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. The division also paid dividends of $70 million to the parent in first quarter 2000.

Life Insurance. Principal sources of cash for our life insurance division were as follows:

                                                Three Months Ended
                                                     March 31,
                                                  2000       1999

Cash from operating activities                    $ 39       $  7
Fixed policyholder account deposits,
 net of withdrawals                                (14)        70
Variable account deposits, net of
 withdrawals                                       219        114
Short-term collateralized financings               674        180

The $84 million decline in net fixed policyholder account deposits and the increase in net variable account deposits in first quarter 2000, compared to 1999, resulted from policyholders seeking higher returns from equity-based investments and new variable product introductions. The increase in short-term collateralized financings relates to our expanded use of dollar rolls.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. In first quarter 2000, the division paid net dividends to the parent of $101 million.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance. Principal sources of cash for our consumer finance division were as follows:

                                                 Three Months Ended
                                                      March 31,
                                                   2000      1999

Cash from operating activities                    $ 192     $ 158
Increase in debt                                     63       110

Net cash provided by operating activities increased $34 million in first quarter 2000 compared to first quarter 1999 due to the increase in finance charges from higher average net receivables. Cash generated by borrowings decreased in 2000, compared to the same period in 1999, due to lower growth in finance receivables in 2000.

The division's major use of cash was to fund finance receivables growth. Net cash used to fund finance receivables was $172 million in first quarter 2000, compared to $204 million in first quarter 1999. In first quarter 2000, the division paid dividends to the parent of $27 million.


                   FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. We have made these forward-looking statements based upon our current expectations and beliefs concerning future developments and their potential effects on the company. There can be no assurance that future developments affecting the company will be those we anticipated. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary regulatory approvals;
(5) adverse litigation or arbitration results, or resolution of litigation or arbitration; and (6) the formation of strategic alliances or business combinations among our competitors or business partners. Investors are also directed to other risks and uncertainties discussed in documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.






                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 8 of Notes to Consolidated Financial Statements included in Part I of this Form 10-Q for the quarter ended March 31, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

American General's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in the section titled "Asset/Liability Management" of Management's Discussion and Analysis in our 1999 Annual Report to Shareholders. There have been no material changes in such risks or our asset/liability management program during the quarter ended March 31, 2000. Refer to Note 5 of Notes to Consolidated Financial Statements included in Part I of this Form 10-Q for the quarter ended March 31, 2000 for a discussion of significant derivative financial instrument activity during the quarter.

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.

    Exhibit 3        Amended and Restated Bylaws of American General

    Exhibit 10.1 Second Amendment to Employment Agreement between American
                 General and Robert M. Devlin

    Exhibit 10.2 Second Amendment to Supplemental Executive Retirement
                 Agreement between American General and Robert M. Devlin

    Exhibit 10.3 Form of Employment Agreement between American General and each of the following executive officers: Frederick W. Geissinger, John A. Graf, Rodney O. Martin Jr. and Richard W. Scott

    Exhibit 10.4 Form of Supplemental Executive Retirement Agreement
                 between American General and each of the following executive officers: Frederick W. Geissinger and Rodney
                 O. Martin Jr.

    Exhibit 10.5 Form of Supplemental Executive Retirement Agreement
                 between American General and each of the following executive officers: John A. Graf and Richard W. Scott

    Exhibit 11 Computation of Earnings per Share (included in Note 3 of Notes to Consolidated Financial Statements)

    Exhibit 12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

    Exhibit 27   Financial Data Schedule

b.  Reports on Form 8-K.

    None.




                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2000.

AMERICAN GENERAL CORPORATION
(Registrant)




By: NICHOLAS R. RASMUSSEN
    Nicholas R. Rasmussen
    Executive Vice President, Chief Financial Officer
          and Treasurer
    (Duly Authorized Officer and Principal Financial Officer)







                         EXHIBIT INDEX



   Exhibit

     3           Amended and Restated Bylaws of American General

    10.1         Second Amendment to Employment Agreement between American
                      General and Robert M. Devlin

    10.2 Second Amendment to Supplemental Executive Retirement Agreement between American General and Robert M. Devlin

    10.3 Form of Employment Agreement between American General and each of the following executive officers: Frederick W. Geissinger, John A. Graf, Rodney O. Martin Jr. and Richard W. Scott

    10.4 Form of Supplemental Executive Retirement Agreement between American General and each of the following executive officers: Frederick W. Geissinger and Rodney
                 O. Martin Jr.

    10.5 Form of Supplemental Executive Retirement Agreement between American General and each of the following executive officers: John A. Graf and Richard W. Scott

    11 Computation of Earnings per Share (included in Note 3 of Notes to Consolidated Financial Statements)

    12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

    27           Financial Data Schedule