Form 10-Q/A
period 2000-03-31
AMERICAN GENERAL CORP /TX/
filed 2000-05-18
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                         FORM 10-Q/A

                       AMENDMENT NO. 1

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


American General Corporation hereby amends and restates Exhibit 12 included in its Form 10-Q for the quarter ended March 31, 2000, so that Exhibit 12 included in this Form 10-Q/A replaces the previously filed Exhibit 12 in its entirety. The original Form 10-Q filing inadvertently included Exhibit 12 for the quarters ended March 31, 1999 and 1998, instead of Exhibit 12 for the quarters ended March 31, 2000 and 1999.



                                                                 Exhibit 12

              AMERICAN GENERAL CORPORATION
     Computation of Ratio of Earnings to Fixed Charges and
          Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends
                          (Unaudited)
                        ($ in millions)


                                                       Three Months Ended
                                                            March 31,
                                                          2000     1999
Consolidated operations:
  Income before income tax expense and net dividends
    on preferred securities of subsidiaries ..........  $  478   $  477
  Fixed charges deducted from income
    Interest expense .................................     217      182
    Implicit interest in rents .......................       6        5

      Total fixed charges deducted from income .......     223      187

        Earnings available for fixed charges..........  $  701   $  664

  Fixed charges per above ............................  $  223   $  187
  Dividends on preferred stock and securities ........      41       37

    Combined fixed charges and preferred
      stock dividends ................................  $  264   $  224

         Ratio of earnings to fixed charges ..........    3.14     3.54

         Ratio of earnings to combined fixed charges
             and preferred stock dividends ...........    2.66     2.96

Consolidated operations, corporate fixed charges
  and preferred stock dividends only:
    Income before income tax expense and net dividends
      on preferred securities of subsidiaries ........  $  478   $  477
    Corporate fixed charges deducted from income -
      corporate interest expense .....................      61       53

        Earnings available for fixed charges .........  $  539   $  530

    Corporate fixed charges per above ................  $   61   $   53
    Dividends on preferred stock and securities ......      41       37

      Combined corporate fixed charges and
        preferred stock dividends ....................  $  102   $   90

           Ratio of earnings to corporate fixed
             charges .................................    8.80     9.95

           Ratio of earnings to combined corporate
             fixed charges and preferred
             stock dividends .........................    5.29     5.90




                                                                Exhibit 12
                                                                (continued)

                  AMERICAN GENERAL CORPORATION
     Computation of Ratio of Earnings to Fixed Charges and
          Ratio of Earnings to Combined Fixed Charges
                 and Preferred Stock Dividends
                          (Unaudited)
                        ($ in millions)

                                                        Three Months Ended
                                                             March 31,
                                                          2000      1999
American General Finance, Inc.:
  Income before income tax expense ................      $  94     $  80
  Fixed charges deducted from income
    Interest expense ..............................        163       138
    Implicit interest in rents ....................          4         4

      Total fixed charges deducted from income.....        167       142

        Earnings available for fixed charges ......      $ 261     $ 222

            Ratio of earnings to fixed charges ....       1.56      1.56







                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 18, 2000.

AMERICAN GENERAL CORPORATION
(Registrant)




By: NICHOLAS R. RASMUSSEN
    Nicholas R. Rasmussen
    Executive Vice President, Chief Financial Officer
          and Treasurer
    (Duly Authorized Officer and Principal Financial Officer)