Form 10-Q
period 2000-06-30
AMERICAN GENERAL CORP /TX/
filed 2000-08-07
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000

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

Yes   X  .     No      .

As of July 31, 2000, there were 252,548,567 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock outstanding.





                       INDEX TO FORM 10-Q


                                                                       Page
Part I.   FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                   Consolidated Income Statement for the six months
                     and quarters ended June 30, 2000 and 1999 ........    2

                   Consolidated Balance Sheet at June 30, 2000 and
                     December 31, 1999 ................................    3

                   Consolidated Statements of Shareholders' Equity and
                     Comprehensive Income for the six months ended
                     June 30, 2000 and 1999 ...........................    4

                   Consolidated Condensed Statement of Cash Flows for
                     the six months ended June 30, 2000 and 1999 ......    5

                   Notes to Consolidated Financial Statements .........    6

         Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ............   13

         Item 3. Quantitative and Qualitative Disclosures
                       about Market Risk ..............................   27


Part II.   OTHER INFORMATION.


         Item 1. Legal Proceedings ....................................   28

         Item 4. Submission of Matters to a Vote of
                       Security Holders ...............................   28

         Item 6. Exhibits and Reports on Form 8-K .....................   29









                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN GENERAL CORPORATION
                 Consolidated Income Statement
                          (Unaudited)
              (In millions, except per share data)

                                       Six Months Ended  Quarter Ended
                                           June 30,        June 30,
                                         2000    1999    2000    1999
Revenues
 Premiums and other considerations.    $ 1,966 $ 1,914 $   973 $   990
 Net investment income ............      2,675   2,597   1,345   1,312
 Finance charges ..................        789     713     398     356
 Realized investment losses .......       (109)     (7)    (58)     (5)
 Other ............................        151     116      77      60
     Total revenues ...............      5,472   5,333   2,735   2,713

Benefits and expenses
 Insurance and annuity benefits ...      2,751   2,691   1,367   1,378
 Operating expenses ...............        796     808     400     416
 Commissions ......................        646     599     329     321
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............       (242)   (221)   (126)   (135)
 Provision for finance receivable
  losses ..........................         97     100      48      48
 Goodwill amortization ............         24      24      12      12
 Interest expense
  Corporate .......................        110      95      56      51
  Consumer Finance ................        333     276     170     138
 Other charges ....................        315       -     315       -
     Total benefits and expenses ..      4,830   4,372   2,571   2,229

Earnings
 Income before income tax expense .        642     961     164     484
 Income tax expense ...............        213     336      45     168
 Income before net dividends on
  preferred securities of
  subsidiaries ....................        429     625     119     316
 Net dividends on preferred
  securities of subsidiaries ......         50      45      25      23
     Net income ...................     $  379  $  580  $   94  $  293

 Net income per share
  Basic ...........................     $ 1.53  $ 2.30  $  .38  $ 1.17
  Diluted .........................     $ 1.50  $ 2.25  $  .38  $ 1.14







Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
                  Consolidated Balance Sheet
                          (Unaudited)
                         (In millions)

                                                   June 30,  December 31,
                                                     2000        1999
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $63,806; $62,375) ........................    $ 61,631    $ 60,625
  Mortgage loans on real estate ..............       3,732       3,686
  Equity securities (cost: $329; $299) .......         369         339
  Policy loans ...............................       2,395       2,375
  Investment real estate .....................         219         222
  Other long-term investments ................         518         412
  Short-term investments .....................       2,675         676
      Total investments ......................      71,539      68,335
 Cash ........................................         274         294
 Assets held in separate accounts ............      25,600      24,097
 Finance receivables, net ....................      11,260      10,634
 Deferred policy acquisition costs ...........       5,452       4,980
 Cost of insurance purchased .................       1,134       1,170
 Goodwill ....................................       1,462       1,501
 Other assets ................................       4,442       4,436
      Total assets ...........................    $121,163    $115,447

Liabilities
 Insurance and annuity liabilities ...........    $ 67,301    $ 66,401
 Liabilities related to separate accounts ....      25,600      24,097
 Debt (short-term)
  Corporate ($2,134; $1,932) .................       3,173       3,120
  Consumer Finance ($4,903; $4,489) ..........      10,753      10,206
 Income tax liabilities ......................         687         833
 Other liabilities ...........................       5,249       2,446
      Total liabilities ......................     112,763     107,103

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible ..........................       1,971       1,675
    Convertible ..............................           -         249
      Total redeemable equity ................       1,971       1,924

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 0, 2.3) ...................            -         85
 Common stock (shares issued: 269.3, 269.3;
  outstanding: 252.5, 248.1) .................          869        962
 Retained earnings ...........................        7,892      7,732
 Accumulated other comprehensive income (loss)       (1,457)    (1,278)
 Cost of treasury stock ......................         (875)    (1,081)
      Total shareholders' equity .............        6,429      6,420
      Total liabilities and equity ...........     $121,163   $115,447







Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
Consolidated Statements of Shareholders' Equity and Comprehensive Income
                          (Unaudited)
              (In millions, except per share data)

                                                       Six Months Ended
                                                           June 30,
Shareholders' Equity                                    2000      1999

Convertible preferred stock
 Balance at beginning of period ..................    $   85    $   85
 Conversion ......................................       (85)        -

 Balance at end of period ........................         -        85

Common stock
 Balance at beginning of period ..................       962       939
 Issuance of treasury shares .....................       (93)      (13)

 Balance at end of period ........................       869       926

Retained earnings
 Balance at beginning of period ..................     7,732     7,007
 Net income ......................................       379       580
 Cash dividends (per share)
  Preferred ($.64; $1.29) .........................       (1)       (3)
  Common ($.88; $.80) ............................      (218)     (200)

 Balance at end of period ........................     7,892     7,384

Accumulated other comprehensive income (loss)
 Balance at beginning of period...................    (1,278)    1,599
 Change in net unrealized gains (losses)
  on securities ..................................      (179)   (1,475)

 Balance at end of period ........................    (1,457)      124

Cost of treasury stock
 Balance at beginning of period ..................    (1,081)     (759)
 Issuance for conversion of preferred stock and
   preferred securities ..........................       418         -
 Issuance for employee benefit plans and other ...        31        40
 Share repurchases ...............................      (243)     (221)

 Balance at end of period ........................      (875)     (940)

   Total shareholders' equity ....................    $6,429    $7,579

Comprehensive Income

Net income .......................................   $   379   $   580

Change in net unrealized gains (losses)
 on securities
  Fair value of fixed maturity securities ........      (425)   (3,191)
  Deferred policy acquisition costs and cost of
   insurance purchased ...........................       154       905
  Deferred income taxes ..........................        96       807
  Change in fixed maturity securities ............      (175)   (1,479)
  Change in equity securities and other ..........        (4)        4
   Total .........................................      (179)   (1,475)

Comprehensive income (loss) ......................   $   200   $  (895)




Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
         Consolidated Condensed Statement of Cash Flows
                          (Unaudited)
                         (In millions)

                                                       Six Months Ended
                                                           June 30,
                                                        2000      1999
Operating activities
       Net cash provided by operating activities ...  $ 1,199   $ 1,253

Investing activities
 Investment purchases ..............................   (9,107)  (12,273)
 Investment dispositions and repayments ............    7,756    10,288
 Finance receivable originations and purchases .....   (3,404)   (2,921)
 Finance receivable principal payments received ....    2,655     2,513
 Net increase in short-term investments ............   (1,999)     (442)
 Other, net ........................................      (73)      (74)
       Net cash used for investing activities ......   (4,172)   (2,909)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    3,711     3,210
   Policyholder account withdrawals ................   (3,354)   (2,338)
    Net policyholder account deposits ..............      357       872
   Short-term collateralized financings ............    2,055       277
     Total Retirement Services and Life Insurance ..    2,412     1,149
 Consumer Finance
   Net increase in short-term debt .................      414        58
   Long-term debt issuances ........................      831       455
   Long-term debt redemptions ......................     (699)     (191)
   Short-term collateralized financings ............       14         -
     Total Consumer Finance ........................      560       322
 Corporate
   Net increase in short-term debt .................      202        96
   Long-term debt issuance .........................        -       150
   Long-term debt redemption .......................     (150)        -
   Issuance of preferred securities of subsidiary ..      295         -
   Common stock repurchases ........................     (219)     (219)
   Dividends on common and preferred stock .........     (219)     (203)
   Non-recourse obligation collateralized by bonds .        -       483
   Other, net ......................................       72      (115)
     Total Corporate ...............................      (19)      192
       Net cash provided by financing activities ...    2,953     1,663

Net increase (decrease) in cash ....................      (20)        7

Cash at beginning of period ........................      294       341
Cash at end of period ..............................  $   274   $   348

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   208   $    48
   Interest
    Corporate ......................................      109        89
    Consumer Finance ...............................      332       265
   Dividends on preferred securities of
    subsidiaries ...................................       75        68





Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
           Notes to Consolidated Financial Statements
                         June 30, 2000
                   (In millions, except per share data)


1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation (American General) and its subsidiaries (collectively, the company or we) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at June 30, 2000, the consolidated results of operations for the six months and quarters ended June 30, 2000 and 1999, and the consolidated shareholders' equity, comprehensive income, and cash flows for the six months ended June 30, 2000 and 1999.

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

3. Calculation of Earnings Per Share. We calculate basic and diluted earnings per share as follows:
                                  Six Months Ended   Quarter Ended
                                      June 30,         June 30,
                                    2000     1999    2000     1999

    Net income ..................  $ 379    $ 580   $  94    $ 293
    Net dividends on convertible
     preferred stock ............      -       (3)      -       (2)
    Basic earnings ..............    379      577      94      291
    Net dividends on dilutive
     securities
      Convertible preferred
       securities of subsidiary .      5        5       2        2
      Convertible preferred stock      -        3       -        2
    Dilutive earnings ...........  $ 384    $ 585   $  96    $ 295

    Average basic shares
     outstanding ................  248.1    250.7   247.4    250.0
    Dilutive securities
      Convertible preferred
       securities of subsidiary .    6.1      6.1     6.1      6.1
      Convertible preferred stock      -      2.3       -      2.3
      Stock options .............     .8      1.2      .8      1.4
      Restricted stock ..........     .6       .3      .6       .4
    Average diluted shares
     outstanding ................  255.6    260.6   254.9    260.2

    Net income per share
     Basic ......................  $1.53    $2.30   $ .38    $1.17
     Diluted ....................  $1.50    $2.25   $ .38    $1.14




Item 1.  Financial Statements (continued).

4. Derivative Financial Instruments. Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the six months ended June 30, 2000 or 1999. Significant activity related to derivative financial instruments in 2000 was as follows:

    During the six months ended June 30, 2000, we purchased call swaptions with notional amounts of $1.8 billion, while swaptions with notional amounts of $14.4 billion expired. Swaptions, which are options to enter into interest rate swap agreements, limit the company's exposure to reduced spreads between investment yields and interest rates credited to policyholders should interest rates decrease or increase significantly over prolonged periods. Call and put swaptions with notional amounts of $3.8 billion and $400 million, respectively; average strike rates of 5.3% and 9.5%, respectively; and total premium paid of $1 million and $.2 million, respectively, were outstanding at June 30, 2000. These swaptions expire throughout 2000.

    Should the strike rates remain below market rates (for call swaptions) and above market rates (for put swaptions), the swaptions will expire and the company's exposure would be limited to the premiums paid.

5. Dollar Rolls. We use dollar roll agreements as part of our strategy to increase investment income. Dollar rolls are agreements to sell mortgage-backed securities and repurchase substantially the same securities at a specified price and date in the future. We account for dollar rolls as short-term collateralized financings and include the repurchase obligation in other liabilities. At June 30, 2000, the company had $2.1 billion of outstanding dollar roll agreements. The average amount outstanding and the weighted-average interest rate on the short-term collateralized borrowings for the six months ended June 30, 2000 were $1.8 billion and 5.7%, respectively.

6. Investing Activities. Cash flows related to investing activities were as follows:
                                                   Dispositions and
                                   Purchases          Repayments
                               Six Months Ended    Six Months Ended
                                   June 30,            June 30,
                                2000      1999      2000      1999
    Fixed maturity securities  $8,679   $11,819    $7,458   $10,065
    Mortgage loans                257       271       216       166
    Equity securities              36        20        41        21
    Other                         135       163        41        36
      Total                    $9,107   $12,273    $7,756   $10,288

7. Redeemable Equity. In second quarter 2000, we had activity in preferred securities of subsidiaries as follows:

    1) On June 27, 2000, American General Capital II (the trust), a subsidiary trust of American General, issued 300,000 shares, or $300 million, of non-convertible preferred securities. Semi-annual cumulative dividends on the preferred securities are payable by the trust at the annual rate of 8-1/2%.




Item 1.  Financial Statements (continued).

         The trust has no independent operations. The sole assets of the trust are Junior Subordinated Debentures (subordinated debentures) issued by American General and mandatorily redeemable in 2030. The interest terms and payment dates of the subordinated debentures held by the trust correspond to those of the trust's preferred securities. The subordinated debentures are eliminated in our consolidated financial statements.

         Our obligation under the subordinated debentures and related agreements, when taken together, constitute a full and unconditional guarantee of payments due on the preferred securities. The subordinated debentures are redeemable, under certain conditions, at the option of the company, on a proportionate basis.

    2) On June 30, 2000, holders of approximately 5 million shares of our 6% convertible preferred securities of subsidiaries converted their securities at a conversion rate of 1.2288 per share into 6.1 million shares of American General common stock. On that date, the conversion rights expired for the remaining 10,811 shares. On
         July 5, 2000, we announced that we will exercise our right to redeem these shares at $50 par value on August 31, 2000.

8. Convertible Preferred Stock. On March 1, 2000, we redeemed all outstanding shares of our mandatorily convertible preferred stock. Holders received .8264 share of our common stock for each share of preferred stock redeemed. In total, we issued 1.9 million shares of common stock.

9. Other Charges. The company recorded the following non-recurring items, totaling $193 million aftertax or $.76 per share, during second quarter 2000:

    1) On June 21, 2000, one of the company's life insurance subsidiaries entered into settlements to resolve pending class action litigation and related regulatory inquiries concerning industrial life insurance. See Note 10 for further discussion of this matter. In conjunction with the proposed settlements, we recorded a charge of $265 million ($175 million aftertax or $.68 per share). The charge covers the cost of policyholder benefits, including premium adjustments and benefit enhancements, and other charges and expenses resulting from the proposed settlements, as well as related administrative and legal costs.

    2) In late June 2000, we discovered a potential fraud committed against a subsidiary that conducts mortgage warehouse lending activities in our consumer finance division. Recent mortgages processed by one originator allegedly had been funded based on fraudulent information. In July, the originator's license was suspended and the originator and its parent company filed for bankruptcy. Based on the available information, we recorded a charge of $50 million ($32 million aftertax or $.13 per share) for our estimated loss related to this alleged fraud. We are pursuing all appropriate remedies to recover this loss, including insurance recovery and legal action.



Item 1.  Financial Statements (continued).

    3) During second quarter 2000, we finalized certain tax issues associated with our 1989-1992 tax returns under examination by the Internal Revenue Service. As a result, we reduced goodwill by $27 million and recognized a $14 million ($.05 per share) tax benefit to reflect the use of acquired net operating loss carryforwards.

10. Legal Proceedings. The company is party to various lawsuits and proceedings, including the following:

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




Item 1.  Financial Statements (continued).

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

         On March 3, 2000, the California Department of Insurance ordered seizure of certain of Superior National's insurance subsidiaries as a result of their financial condition. On April 26, 2000, Superior National Insurance Group, Inc. filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Central District of California.

         We do not believe that the action of the California Department of Insurance or the bankruptcy filing will prevent the company from ultimately arbitrating its claim for rescission, and we plan to fully pursue all remedies through the arbitration process. Although we believe, based on the advice of counsel, that the company will succeed in rescinding the contract, risks and uncertainties remain with respect to the ultimate outcome. In the unlikely event the company does not prevail in the arbitration, we do not expect the additional aftertax losses from our workers' compensation business to exceed $85 million, after recoveries from reinsurers. We believe that any ultimate loss related to our workers' compensation business will not have a material adverse effect on our results of operations and financial position.

    3) Certain companies acquired by American General Life and Accident Insurance Company (collectively, AGLA), a subsidiary of the company, previously issued small face amount life insurance policies known as industrial life insurance. AGLA ceased writing industrial life insurance more than twenty years ago. On December 10, 1999, a class action was filed against AGLA, Leola McNeil v. American General Life and Accident Insurance Company et al., Civil Action No. 3-99-1157 (M.D. TN 1999), principally challenging AGLA's pricing practices with respect to certain minority purchasers of industrial life insurance and seeking compensatory and punitive damages and injunctive relief. On April 27, 2000, the Florida Department of Insurance (the Department) issued a cease and desist order to AGLA, In the Matter of American General Life and Accident Insurance Company, Case No. 348600-00-C, requiring AGLA to cease collecting a portion of premiums from Florida minority policyholders and to submit a corrective action plan to the Department. Prior to that date, AGLA had taken action to cease collecting a portion of the premiums on its industrial life policies from affected minority policyholders nationwide.





Item 1.  Financial Statements (continued).

         On June 21, 2000, American General announced that AGLA entered into a settlement, subject to court approval, to resolve the McNeil class action. We also announced that AGLA entered into an agreement with the Department to resolve related regulatory matters, including the cease and desist order. Since the announcement, 31 other states, representing in excess of 90% of AGLA's industrial life policyholders, have joined in the settlement. The regulatory settlement agreements are contingent on final court approval of the class action settlement.

         In conjunction with the proposed settlements, we recorded a charge of $265 million ($175 million aftertax) in second quarter 2000. The charge covers the cost of policyholder benefits, including premium adjustments and benefit enhancements, and other charges and expenses resulting from the proposed settlements, as well as related administrative and legal costs.

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

11. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated Federal income tax return. The Internal Revenue Service has completed examinations of our tax returns through 1992 and is currently examining our tax returns for 1993 through 1996. Although the final outcome of any issues raised is uncertain, we believe that the ultimate liability, including interest, will not have a material adverse effect on the financial statements.

12. Division Results. We report our financial results in three business divisions, as well as a category for corporate operations. Results of each division include earnings from its business operations and earnings on the amount of equity we consider necessary to support its business. Corporate operations include corporate capital costs and other income or expenses not allocated to the business divisions. Goodwill amortization, net realized investment gains (losses), and non-recurring items are also excluded from division results, consistent with the manner in which we review and evaluate the divisions.




Item 1.  Financial Statements (continued).

Division results for the six months ended June 30, were as follows:

                                               Income
                             Revenues       Before Taxes        Net Income
                           2000    1999     2000    1999      2000      1999

    Retirement Services   $1,947  $1,758   $  492  $  428    $  328    $  287
    Life Insurance         2,723   2,739      573     537       377       350
    Consumer Finance         932     844      189     171       121       110
      Total divisions      5,602   5,341    1,254   1,136       826       747

    Corporate operations     (21)     (1)    (164)   (144)     (109)      (94)
    Goodwill amortization                     (24)    (24)      (24)      (24)
    Net dividends on
     preferred securities
     of subsidiaries                                            (50)      (45)

    Operating earnings                                          643       584
    Realized investment
     losses                 (109)     (7)    (109)     (7)      (71)       (4)
    Non-recurring items        -       -     (315)      -      (193)        -

      Consolidated total  $5,472  $5,333   $  642  $  961    $  379    $  580


Division results for the quarter ended June 30, were as follows:

                                               Income
                             Revenues       Before Taxes        Net Income
                           2000    1999     2000    1999      2000      1999

    Retirement Services   $  964  $  913   $  249  $  217    $  166    $  145
    Life Insurance         1,371   1,383      289     272       190       177
    Consumer Finance         469     423       97      89        62        57
      Total divisions      2,804   2,719      635     578       418       379

    Corporate operations     (11)     (1)     (86)    (77)      (56)      (49)
    Goodwill amortization                     (12)    (12)      (12)      (12)
    Net dividends on
     preferred securities
     of subsidiaries                                            (25)      (23)

    Operating earnings                                          325       295
    Realized investment
     losses                  (58)     (5)     (58)     (5)      (38)       (2)
    Non-recurring items        -       -     (315)      -      (193)        -

      Consolidated total  $2,735  $2,713   $  164  $  484    $   94    $  293





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

The reasons for any significant variations between the quarters ended June 30, 2000 and 1999 are the same as those discussed below for the respective six month periods, unless otherwise noted. Amounts in the tables are in millions, except per share data.



                            OVERVIEW

The company is a diversified financial services organization with over $121 billion of assets and over $20 billion of annual revenues and deposits. We are a leading provider of retirement services, life insurance, consumer loans, and investments to 12 million customers.

Our financial highlights were as follows:

                                  Six Months Ended        Quarter Ended
                                       June 30,              June 30,
                                    2000      1999        2000     1999

Revenues and deposits(1)         $ 11,283   $ 9,965     $ 5,718  $ 5,228
Earnings
 Operating earnings                   643       584         325      295
 Net income                           379       580          94      293
Earnings per share
 Operating earnings                  2.54      2.26        1.29     1.15
 Net income                          1.50      2.25         .38     1.14
Assets(2)                         122,866   109,722
Shareholders' equity(2)
 Total                              7,911     7,484
 Per share                          31.23     29.65
Operating return on equity          16.46%    15.74%      16.33%   15.75%

(1) Excludes realized investment losses.
(2) Excludes fair value adjustment under SFAS 115.

Revenues and deposits increased $1.3 billion, or 13%, for the six months ended June 30, 2000, compared to the same period in 1999, due to higher fixed and variable deposits in our retirement services and life insurance divisions. Operating earnings increased 10% for the first six months of 2000 due to increases in earnings in our retirement services division (up 14%), life insurance division (up 8%), and consumer finance division (up 10%). Operating earnings per share increased 12%, compared to the 10% increase in operating earnings, as a result of the decline in average shares outstanding due to the repurchase of 7.0 million shares of our common stock in the last twelve months.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net income decreased $201 million, or 35%, for the six months ended June 30, 2000, due to aftertax charges of $193 million and aftertax realized investment losses of $71 million. The charges mainly relate to our settlement of industrial life insurance litigation and a fraud loss in second quarter 2000. See Note 9 of the financial statements for further discussion of the charges. The investment losses from sale of our securities reflect our ongoing management of the investment portfolio to maximize its relative value and to optimize the company's tax position. The $427 million increase in shareholders' equity reflects $930 million in net income over the last twelve months, in addition to a $250 million increase related to the conversion of our convertible preferred securities, partially offset by dividends paid to our shareholders of $422 million and share repurchases of $447 million.


                       BUSINESS DIVISIONS

We manage our business operations through three divisions - retirement services, life insurance, and consumer finance - based on products and services offered. Results of each of our business division's operations are discussed below.

Retirement Services

Our retirement services division results were as follows:

                                    Six Months Ended     Quarter Ended
                                        June 30,            June 30,
                                     2000      1999      2000     1999

Fixed margin                        $  490    $  468    $  247   $  238
Variable fees                          119        84        60       44
Asset management fees                   31        15        16        7
Other revenue                           32        16        16        9
 Net revenue                           672       583       339      298
Operating expenses                     166       151        84       80
Other, net*                             14         4         6        1
Pretax earnings                        492       428       249      217
Income taxes                           164       141        83       72

  Division earnings                 $  328    $  287    $  166   $  145

*Primarily commissions and change in DPAC/CIP.

Earnings. Retirement services earnings are a function of the level of our managed assets, fixed margin, variable fees, asset management fees, and operating expenses. Division earnings for the six months ended June 30, 2000 increased 14%, or $41 million, compared to the same period in 1999. The increase was due to the 18% growth in managed assets from June 30, 1999 to June 30, 2000, which generated an increase in fixed margin, variable fees, and asset management fees that was partially offset by higher operating expenses.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Assets and Deposits. Investments and separate account assets grew 10% and 27%, respectively, from June 30, 1999 to June 30, 2000. Assets and deposits were as follows:

                                      Six Months Ended   Quarter Ended
                                          June 30,          June 30,
                                       2000     1999     2000     1999

Assets
 Investments*                       $ 43,707  $39,732
 Separate accounts                    22,669   17,854
Premiums and deposits
 Fixed                                 2,828    2,386   $1,491   $1,331
 Variable                              1,786    1,529      899      749
 Mutual funds                            476       49      205       29
Surrender ratios
 Fixed                                  9.94%    7.62%   10.05%    8.31%
 Variable                               5.74     5.00     5.21     4.86

*Excludes fair value adjustment under SFAS 115.

Total premiums and deposits increased 28%, or $1.1 billion, for the six months ended June 30, 2000 and 23%, or $.5 billion, in second quarter compared to the same periods in 1999. The 18% increase in fixed premiums and deposits for the six month period and the 12% increase for second quarter resulted from our strong sales of fixed annuities through financial institutions. Variable deposit growth of 17% and 20% for the first six months and second quarter of 2000, respectively, reflects our ability to meet continued consumer interest in equity-based products through group retirement plans. Mutual fund deposit growth was $427 million in the first six months and $176 million in second quarter, compared to the 1999 periods, reflecting our recent introduction of this product to meet customer demand for mutual funds without an annuity wrapper. Changes in the surrender ratios resulted from widening of the spread between market and credited interest rates, more policies without surrender protection, and increased competition.

Fixed Margin. Fixed margin, the difference between net investment income on general account investments and interest credited to policyholders' fixed accounts, increased 5% in the first six months of 2000 compared to 1999. Fixed investment spread measures this difference in terms of interest rates. Net investment income and the components of fixed investment spread were as follows:

                                     Six Months Ended    Quarter Ended
                                         June 30,           June 30,
                                      2000     1999      2000     1999

Net investment income                $1,567   $1,457    $  792   $  741

Investment yield*                      7.72%    7.72%     7.73%    7.78%
Average crediting rate                 5.35     5.38      5.37     5.39
  Fixed investment spread              2.37%    2.34%     2.36%    2.39%

*Excludes fair value adjustment under SFAS 115.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The $22 million increase in the fixed investment margin for the first six months of 2000 was largely due to a higher level of invested assets and the resulting 8% increase in net investment income. Investment yield, average crediting rate, and fixed investment spread were relatively flat for the six months and quarter ended June 30, 2000 compared to the same periods in 1999, primarily due to management of the interest crediting rates.

Variable and Asset Management Fees. Variable fees are annuity product fees, primarily mortality and expense charges, which we earn from separate accounts. Asset management fees are the advisory and management fees we earn on mutual fund and separate account assets. The increase in these fees of $51 million, or 51%, for the first six months of 2000, compared to the same period of 1999, was driven by a 27% growth in separate account assets. Our variable fee rate increased 13 basis points to 1.36% for the first six months of 2000, primarily due to more favorable revenue-sharing agreements with third-party asset managers.

Operating Expenses. Operating expenses increased $15 million for the six months and $4 million for the quarter ended June 30, 2000, compared to the same periods in 1999, primarily due to increased personnel costs for our expanded sales efforts and $3 million of operating expenses for a mutual fund group that we purchased in first quarter 2000. The ratio of operating expenses to average assets under management improved to .49% for the first six months of 2000 from .54% for the same period a year ago.

Life Insurance

Our life insurance division results were as follows:

                                     Six Months Ended    Quarter Ended
                                         June 30,           June 30,
                                      2000     1999      2000     1999

Premiums and
  other considerations               $1,527   $1,539    $  770   $  780
Net investment income                 1,091    1,112       547      557
Other income                            105       88        54       46
  Total revenues                      2,723    2,739     1,371    1,383
Insurance and annuity benefits        1,428    1,475       721      742
Operating expenses                      334      357       167      185
Other expenses*                         388      370       194      184
  Total expenses                      2,150    2,202     1,082    1,111
Pretax earnings                         573      537       289      272
Income taxes                            196      187        99       95

   Division earnings                 $  377   $  350    $  190   $  177

*Primarily commissions and change in DPAC/CIP.

Earnings. The division's profitability is driven by growth in insurance reserves and insurance in force, as well as interest spread, mortality, and operating expenses. Earnings increased 8% for the six months ended June 30, 2000 compared to the same period in 1999. The increase resulted from a 4% growth in combined general and separate account reserves and a 9% increase in insurance in force, due to growth in existing business as well as new ventures, and reduced operating expenses.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Sales and Premiums and Deposits. Sales represent annualized premiums and deposits for new products issued. Premiums represent funds received on traditional in force business, while deposits represent funds we receive for interest-sensitive insurance and annuities. Sales and premiums and deposits of the life insurance division were as follows:

                                     Six Months Ended     Quarter Ended
                                         June 30,            June 30,
                                      2000     1999       2000     1999
Sales
 Individual life insurance           $  279   $  252     $  140   $  136
 Individual annuities                   464      297        228      154

Premiums and deposits
 Life insurance                      $1,745   $1,829     $  881   $1,010
 Annuities                              477      332        241      183
 Other                                  291      333        145      163
  Total                              $2,513   $2,494     $1,267   $1,356

Individual life insurance sales for the first six months of 2000 increased 10% over the 1999 period due to increasing sales of variable products, universal life, and term insurance. The increase also related to a 25% increase in life insurance sales through our independent distribution channel, which more than offset a decline in sales through career agents due to changes in marketing emphasis. Total life insurance premiums and deposits decreased 5% in the six month period and 13% in the quarter due to lower corporate market deposits, which can fluctuate significantly from quarter to quarter.

Individual annuity sales increased 56% in the first six months of 2000, compared to the same period of 1999, while annuity premiums and deposits increased 44%. These increases were due to strong sales of variable annuities through our financial institution channel.

Other premiums and deposits, which include primarily accident and health and property and casualty business, declined 12% for the first six months of 2000, compared to the same period of 1999, due to our de-emphasis of these lines of business.

Investment Spread. Investment results and interest crediting rates were as follows:
                                      Six Months Ended     Quarter Ended
                                          June 30,            June 30,
                                       2000     1999       2000      1999

Assets
 Investments*                        $28,673  $27,523
 Separate accounts                     2,931    1,841
Liabilities
 Insurance and annuities              25,964   25,976
 Separate accounts                     2,931    1,841

Investment yield                        8.06%    8.34%     8.07%     8.32%
Average crediting rate                  5.87     5.89      5.90      5.86
  Investment spread                     2.19%    2.45%     2.17%     2.46%

*Excludes fair value adjustment under SFAS 115.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net investment income and the investment yield decreased during the first six months and second quarter of 2000, compared to the same periods of 1999, due to lower income from securities called before their maturity dates and lower market rates on new and reinvested funds. This decrease in net investment income was partially offset by an increase in investment income generated by the higher amount of investments and separate account assets.

Mortality and Persistency. Death claims and premium termination rates were as follows:
                                    Six Months Ended       Quarter Ended
                                        June 30,             June 30,
                                     2000      1999       2000      1999

Death claims                        $  518    $  508     $  259    $  258
Death claims per $1,000
 in force                           $ 3.82    $ 3.73     $ 3.83    $ 3.80
Premium termination rate             11.87%    12.26%     11.59%    12.10%

Death claims per $1,000 of in force increased during the first six months and second quarter of 2000, compared to the same periods in 1999, consistent with
the increasing average age of the in force business.   The lower premium
termination rate for 2000 reflects higher than normal terminations in our career agency lines during 1999. Mortality and persistency experience during the first six months of 2000 reflected normal fluctuations and remained within our pricing assumptions.

Expenses. Operating expenses decreased $23 million, or 7%, for the first six months and decreased 10% for second quarter 2000 compared to the same periods in 1999. Reductions in salary-related and technology costs more than offset costs to market new products. The year-to-date ratio of operating expenses to direct premiums and deposits improved to 13.19% in 2000 compared to 14.30% in 1999.

Other expenses, which consist of commissions and the change in DPAC and CIP, increased 5% in the first six months of 2000 compared to the same period in 1999. Commissions increased period over period due to the higher level of sales in 2000. Deferrals of commissions and certain operating expenses, as well as the related amortization of previously-capitalized DPAC and CIP, were unchanged in 2000 from the prior year.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Consumer Finance

Our consumer finance division results were as follows:

                                 Six Months Ended     Quarter Ended
                                     June 30,            June 30,
                                  2000      1999      2000      1999

Finance margin                   $  456    $  437    $  228    $  218
Other income                        143       131        71        67
 Net revenue                        599       568       299       285
Provision for finance
 receivable losses                   97       100        48        48
Operating expenses                  251       242       123       119
Other expenses*                      62        55        31        29
Pretax earnings                     189       171        97        89
Income taxes                         68        61        35        32

   Division earnings             $  121    $  110    $   62    $   57

*Primarily insurance benefits.

Earnings. Division earnings are a function of the amount and mix of finance receivables, interest spread, credit quality, and operating expenses.
Earnings increased 10% for the six months ended June 30, 2000, compared to the same period in 1999, due to increases in average receivables, improved credit quality, and the benefits of operating efficiencies, partially offset by lower interest spread.

Finance Receivables.  The mix of finance receivables was as follows:

                                              June 30,
                                           2000      1999

Real estate loans                        $ 7,249    $6,218
Non-real estate loans                      2,988     2,497
Retail sales finance                       1,406     1,244
 Total finance receivables                11,643     9,959
Allowance for losses                        (383)     (386)

Finance receivables, net                 $11,260    $9,573

Average finance receivables
  Year-to-date                           $11,181    $9,792
  Quarter                                 11,305     9,862



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

We increased our finance receivables portfolio by $1.7 billion during the last twelve months. Average finance receivables in the first six months of 2000 increased 14% compared to the same period in 1999, due to higher loan production and acquisitions of real estate and non-real estate loan portfolios. Over the last twelve months, we generated $6.6 billion of loans in our branch offices and purchased $1.3 billion of real estate loans and $.5 billion of non-real estate loans, while $6.5 billion of loans were repaid. At quarter end, 62% of the portfolio was secured by real estate, unchanged from a year ago. During first quarter 2000, we completed the sale of $27 million of fully-reserved receivables, resulting in a pretax gain of $1 million. The allowance for finance receivable losses decreased $3 million from the prior year period, primarily due to the sale of these receivables, partially offset by an increase for a portfolio of non-real estate loans purchased in second quarter 2000.

Finance Margin. Finance margin is the difference between the finance charges we charge our customers and interest expense on the debt required to fund finance receivables. Interest spread measures this difference in terms of interest rates. Finance margin and the components of interest spread were as follows:

                                   Six Months Ended     Quarter Ended
                                       June 30,            June 30,
                                    2000      1999      2000      1999

Finance charges                    $  789    $  713    $  398    $  356
Interest expense                      333       276       170       138
 Finance margin                    $  456    $  437    $  228    $  218

Yield on finance receivables        14.17%    14.66%    14.15%    14.47%
Borrowing cost                       6.47      6.20      6.52      6.17
 Interest spread                     7.70%     8.46%     7.63%     8.30%

Year-to-date finance charges increased 11% from the prior year period due to the increase in our average finance receivables, partially offset by the decline in yield on real estate loans. Interest expense increased for the same period due to increases in average debt outstanding and higher borrowing costs. Interest spread decreased in 2000 due to the combined effect of the decline in yield and the increase in our borrowing cost.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Credit Quality. Net charge-off and delinquency ratios reflect the quality of our receivables portfolio, the success of our collection efforts, and general economic conditions. Credit quality information was as follows:

                               Six Months Ended     Quarter Ended
                                   June 30,            June 30,
                                2000      1999      2000      1999

Charge offs                    $  97    $  100     $  48     $  48
Delinquencies                    367       371
Allowance for losses             383       386

Ratios
 Charge-off                     1.74%     2.05%     1.72%     1.96%
 Delinquency                    3.02      3.53
 Allowance                      3.29      3.87
 Charge-off coverage            1.98x     1.93x     1.98x     2.01x

Risk-adjusted yield            12.43%    12.61%    12.43%    12.51%

The decrease in the charge-off ratio reflects a higher percentage of real estate loans in the portfolio during the first six months and second quarter of 2000, compared to the same periods in 1999. The decreases in delinquencies and the delinquency ratio at June 30, 2000, compared to June 30, 1999, were due to continued improvement in credit quality, the higher level of recently purchased receivables in the first six months of 2000, and the sale of $27 million of fully-reserved receivables in first quarter 2000.

The allowance for finance receivable losses is maintained at an amount that we believe is adequate to absorb anticipated charge offs in our existing portfolio. The allowance as a percentage of finance receivables has continued to decline as the portfolio has grown, reflecting improved credit quality.
We have maintained a slightly higher year-to-date charge-off coverage ratio at 2 times annual charge offs.

Risk-adjusted yield represents the yield on finance receivables less the charge-off ratio. Although risk-adjusted yield declined, the decrease is less than the decline in yield on finance receivables due to the improvement in the charge-off ratio.

Operating Expenses. Operating expenses as a percentage of average finance receivables for the first six months of 2000 improved to 4.49% from 4.97% for the same period of 1999. This decrease reflects a 14% increase in average finance receivables compared to a 3% increase in operating expenses. Operating expenses increased due to higher salary-related and technology costs, partially offset by lower litigation expenses.


                          INVESTMENTS

Our invested assets consisted primarily of fixed maturity securities (86%), mortgage loans on real estate (5%), short-term investments (4%), and policy loans (3%) at June 30, 2000.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fair Value of Securities. At June 30, 2000, the market value of our fixed maturity securities was 96.6% of amortized cost compared to 97.2% of amortized cost at December 31, 1999. The negative fair value adjustment on our fixed maturity securities portfolio increased by $425 million, with a related $175 million negative adjustment to shareholders' equity. The components of the fair value adjustment at June 30, 2000 and December 31, 1999, and the six month change, were as follows:

                                        June 30,  December 31,
                                         2000        1999       Change

Fair value adjustment to fixed
 maturity securities                   $(2,175)    $(1,750)     $ (425)
Related increase in DPAC/CIP               501         347         154
Related decrease in deferred
 income taxes                              591         495          96
Valuation allowance on deferred
 tax asset                                (381)       (381)          -
Net unrealized losses
 Fixed maturity securities              (1,464)     (1,289)       (175)
 Other                                       7          11          (4)
   Net unrealized losses
    on securities                      $(1,457)    $(1,278)     $ (179)

Fixed Maturity Securities. At June 30, 2000, our fixed maturity securities investment portfolio consisted of $46.2 billion of corporate bonds, $13.2 billion of mortgage-backed securities, and $2.1 billion of bonds issued by governmental agencies. The average credit rating of the portfolio was A at June 30, 2000 and A+ at December 31, 1999. Average ratings by category at June 30, 2000 were as follows:

                                        June 30,             Average Credit
                                          2000          %       Rating

Investment grade                         $44,982       73%        A
Mortgage-backed                           13,207       21         AAA
Below investment grade                     3,442        6         B+
 Total fixed maturity securities         $61,631      100%        A

Investment income from our below investment grade securities was $197 million (10.6% yield) for the six months ended June 30, 2000 and $177 million (10.1% yield) for the same period in 1999. Realized investment losses on below investment grade securities were $76 million and $54 million for the six months ended June 30, 2000 and 1999, respectively.

Non-performing bonds were less than 0.1% of total fixed maturity securities at June 30, 2000 and December 31, 1999. We classify bonds as non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Assets Under Management. Assets under management, which include invested assets, separate account assets, finance receivables, and mutual funds, increased to $116 billion at June 30, 2000 from $100 billion at June 30, 1999. The 16% increase over the prior year primarily related to growth in separate account assets and invested assets. Mutual funds under management increased $1.9 billion to $2.5 billion, primarily from our acquisition of the North American Funds, a family of 16 sub-advised mutual funds, in first quarter 2000.


                       CAPITAL RESOURCES

Corporate Capital. The level of our corporate capital is determined primarily by the required equity of our business divisions. The mix of corporate capital between debt and equity is influenced by our overall corporate strategy and structure. Our target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. The amount and mix of our corporate capital at June 30, 2000 and December 31, 1999 were as follows:

                                            June 30,    December 31,
                                              2000          1999

Corporate capital*                          $13,055       $12,768
Corporate debt                                 24.3%         24.4%
Redeemable equity                              15.1          15.1
Shareholders' equity                           60.6          60.5

*Excludes fair value adjustment under SFAS 115.

Redeemable Equity. On June 27, 2000, we issued $300 million of 8-1/2% preferred securities. Net proceeds of $295 million were used to reduce short-term debt. On June 30, 2000, holders of approximately 5 million shares of our 6% convertible preferred securities converted their securities into 6.1 million shares of American General common stock.

Shareholders' Equity. On March 1, 2000, we redeemed all outstanding shares of our mandatorily convertible preferred stock, with a stated value of $85 million. Holders received .8264 share of our common stock for each share of preferred stock redeemed, for a total of 1.9 million common shares.

We use share repurchases as a means of maintaining our target capital structure. We repurchased 4.2 million shares for $243 million in the six months ended June 30, 2000 and 2.4 million shares for $150 million in second quarter 2000. Since 1987, American General has repurchased 126.7 million common shares for an aggregate cost of $3.4 billion. Our future repurchase activity will be based on the company's corporate development activities, capital management strategy, and fluctuations in our common stock price.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Retirement Services and Life Insurance. The amount of statutory equity required to support the business of our retirement services and life insurance companies is principally a function of four factors: (1) quantity and quality of assets invested to support insurance and annuity reserves, (2) mortality and other insurance-related risks, (3) interest-rate risk resulting from potential mismatching of asset and liability durations, and (4) general business risks. Each of these items is a key factor in the National Association of Insurance Commissioners' risk-based capital (RBC) formula, used to evaluate the adequacy of a life insurance company's statutory equity.

We currently manage the statutory equity of our principal retirement services and life insurance companies to a target of 2.5 times the Company Action Level RBC (or 5.0 times the Authorized Control Level RBC). We adjust dividends from, or contributions to, these companies to maintain this target. At
June 30, 2000, our principal retirement services and life insurance companies had statutory equity in a range of 2.1 to 3.2 times the Company Action Level RBC, with a weighted-average of 2.6 times.

Consumer Finance. The capital of our consumer finance division varies directly with the level of its finance receivables. This capital, totaling $12.3 billion at June 30, 2000, consisted of $1.5 billion of equity and $10.8 billion of consumer finance debt, which was not guaranteed by American General.

The capital mix of consumer finance debt and equity is based upon maintaining leverage at a level that supports cost-effective funding. The consumer finance division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is currently 7.5 to 1. The ratio was 7.7 to 1 at June 30, 2000 and 7.6 to 1 at December 31, 1999.


                           LIQUIDITY

Our overall liquidity is based on cash flows from the business divisions and our ability to borrow in both the long-term and short-term markets at competitive rates. At June 30, 2000, we had committed and unused credit facilities of $5.6 billion, substantially all of which were to support the company's commercial paper borrowings. We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations.

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




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net dividends received from our business divisions were as follows:

                                             Six Months Ended
                                                 June 30,
                                              2000      1999

Dividends received
 Retirement Services                         $  70     $  87
 Life Insurance                                194       246
 Consumer Finance                               27       134
  Total received                               291       467
Contributions paid
 Retirement Services                            43         -
 Life Insurance                                133       229
  Total paid                                   176       229
   Net dividends received                    $ 115     $ 238


Dividends received from both our retirement services and life insurance divisions declined in 2000 since additional capital was required to support their target capital levels and new business growth. Dividends received from our consumer finance division also declined in 2000 because the division retained capital to support its purchase of a non-real estate portfolio in second quarter 2000. The life insurance division received contributions in 2000 and 1999 to partially fund the industrial life insurance litigation and the market conduct litigation settlements, respectively.

Retirement Services. Principal sources of cash for our retirement services division were as follows:

                                               Six Months Ended
                                                  June 30,
                                               2000      1999

Cash from operating activities               $  908    $  852
Fixed policyholder account deposits,
 net of withdrawals                             420       703
Variable account deposits, net of
 withdrawals                                  1,443     1,302
Mutual fund deposits, net of withdrawals        269        18
Short-term collateralized financings          1,260       267

The increase in net variable account and mutual fund deposits and the decline in net fixed policyholder account deposits period over period resulted from policyholders continuing to seek higher returns in equity-based investments, as well as new variable product introductions. Because the investment risk on variable accounts and mutual fund products lies predominately with the policyholder, deposits and withdrawals related to separate accounts and mutual funds are not included in the company's cash flow statement. The increase in cash from short-term collateralized financings relates to the company's expanded use of dollar rolls as part of our investment strategy.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. The division also paid net dividends of $27 million to the parent in the first six months of 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life Insurance. Principal sources of cash for our life insurance division were as follows:

                                                 Six Months Ended
                                                     June 30,
                                                  2000      1999

Cash from operating activities                    $ 36      $129
Fixed policyholder account deposits,
 net of withdrawals                                (63)      169
Variable account deposits, net of
 withdrawals                                       440       422
Short-term collateralized financings               795        10

The $232 million decline in net fixed policyholder account deposits and the increase in net variable account deposits in the first six months of 2000, compared to 1999, resulted from policyholders seeking higher returns from equity-based investments, new variable product introductions, and the transfer of lump sum fixed deposits to variable accounts. The increase in short-term collateralized financings relates to our expanded use of dollar rolls.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. In the first six months of 2000, the division paid net dividends of $61 million to the parent.

Consumer Finance. Principal sources of cash for our consumer finance division were as follows:

                                               Six Months Ended
                                                   June 30,
                                                2000      1999

Cash from operating activities                  $350      $283
Increase in debt                                 546       322

Net cash provided by operating activities increased $67 million in 2000 compared to 1999 due to the increase in finance charges from higher average net receivables. Cash generated by borrowings increased due to higher growth in finance receivables in 2000.

The division's major use of cash was to fund finance receivables growth. Net cash used to fund finance receivables was $749 million in the first six months of 2000, compared to $408 million in the first six months of 1999. The division paid dividends of $27 million to the parent in 2000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                   FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. We have made these forward-looking statements based upon our current expectations and beliefs concerning future developments and their potential effects on the company. There can be no assurance that future developments affecting the company will be those that we anticipated. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary regulatory approvals;
(5) adverse litigation or arbitration results or resolution of litigation or arbitration, including proceedings related to industrial life insurance, satellite dish financing, market conduct, and workers' compensation insurance; and (6) the formation of strategic alliances or business combinations among our competitors or business partners. Investors are also directed to other risks and uncertainties discussed in documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.




Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in the section titled "Asset/Liability Management" of Management's Discussion and Analysis in our 1999 Annual Report to Shareholders. There have been no material changes in such risks or our asset/liability management program during the six months ended June 30, 2000. See Note 4 of the financial statements for information about significant derivative financial instrument activity during the year.








                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 10 of Notes to Consolidated Financial Statements included in
Part I of this Form 10-Q for the quarter ended June 30, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 27, 2000, American General held its annual meeting of shareholders. As of that date, shareholders of the company's common and preferred shares outstanding were entitled to 249,094,817 votes. At the meeting, the company's shareholders voted on the following matters: (1) election of eleven directors constituting the company's entire board, for one-year terms; and
(2) ratification of the appointment of Ernst & Young LLP as independent auditors for 2000. Each matter was approved by the shareholders. The votes cast for, against, and abstentions as to each such matter were as follows:

                                   Votes For   Votes Against   Abstentions

Election of Directors:

J. Evans Attwell                  199,057,784    5,245,160          -
Brady F. Carruth                  202,160,174    2,142,770          -
W. Lipscomb Davis Jr.             202,460,915    1,842,029          -
Robert M. Devlin                  184,584,608   19,718,336          -
J. Edward Easler II               202,384,864    1,918,080          -
Larry D. Horner                   202,475,550    1,827,394          -
Richard J.V. Johnson              202,480,844    1,822,100          -
Michael E. Murphy                 202,452,398    1,850,546          -
Michael J. Poulos                 199,944,241    4,358,703          -
Robert E. Smittcamp               202,495,605    1,807,339          -
Anne M. Tatlock                   200,277,876    4,025,068          -


Independent Auditors:             203,340,803      204,252       757,889

A more detailed description of the matters voted on by shareholders of the company at this meeting is included in the definitive Proxy Statement dated March 21, 2000 and incorporated herein by reference.











Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

            11 Computation of Earnings per Share (included in Note 3 of Notes to Consolidated Financial Statements)

            12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

            27    Financial Data Schedule

b.       Reports on Form 8-K.

         The following reports on Form 8-K were filed after March 31, 2000:

         1) Current Report on Form 8-K dated June 21, 2000, with respect to proposed settlement by American General Life and Accident Insurance Company to resolve its industrial life litigation, including charge of approximately $265 million ($175 million aftertax) to be recorded by the company in second quarter 2000.

         2) Current Report on Form 8-K dated June 22, 2000, with respect to the pricing of a public offering of 300,000 shares of 8-1/2% Capital Trust Pass-through Securities of American General Capital II, a subsidiary trust of the company, at $994.71 per share.














                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2000.

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