Form 10-Q
period 2000-09-30
AMERICAN GENERAL CORP /TX/
filed 2000-11-14
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2000

                               OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________

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

Yes   X  .     No      .

As of October 31, 2000, there were 251,444,968 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock outstanding.





                       INDEX TO FORM 10-Q


                                                                       Page
Part I.   FINANCIAL INFORMATION.


       Item 1.  Financial Statements.

                Consolidated Income Statement for the nine months
                  and quarters ended September 30, 2000 and 1999 ....   2

                Consolidated Balance Sheet at September 30, 2000
                  and December 31, 1999 .............................   3

                Consolidated Statements of Shareholders' Equity and
                  Comprehensive Income for the nine months ended
                  September 30, 2000 and 1999 .......................   4

                Consolidated Condensed Statement of Cash Flows for
                  the nine months ended September 30, 2000 and 1999 .   5

                Notes to Consolidated Financial Statements ..........   6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...............  14

       Item 3.  Quantitative and Qualitative Disclosures
                  about Market Risk .................................  28


Part II.   OTHER INFORMATION.


       Item 1.  Legal Proceedings ...................................  29

       Item 6.  Exhibits and Reports on Form 8-K ....................  29
















                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN GENERAL CORPORATION
                 Consolidated Income Statement
                          (Unaudited)
              (In millions, except per share data)

                                      Nine Months Ended  Quarter Ended
                                         September 30,   September 30,
                                         2000    1999    2000    1999
Revenues
 Premiums and other considerations.    $ 2,903 $ 2,866 $   937 $   952
 Net investment income ............      4,054   3,897   1,379   1,300
 Finance charges ..................      1,203   1,077     414     364
 Realized investment losses .......       (129)    (12)    (20)     (5)
 Other ............................        234     181      83      65
     Total revenues ...............      8,265   8,009   2,793   2,676

Benefits and expenses
 Insurance and annuity benefits ...      4,128   4,020   1,377   1,329
 Operating expenses ...............      1,198   1,215     402     407
 Commissions ......................        957     910     311     311
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased .............       (372)   (337)   (130)   (116)
 Provision for finance receivable
  losses ..........................        147     150      50      50
 Goodwill amortization ............         36      36      12      12
 Interest expense
  Corporate .......................        167     146      57      51
  Consumer Finance ................        514     420     181     144
 Other charges ....................        315       -       -       -
     Total benefits and expenses ..      7,090   6,560   2,260   2,188

Earnings
 Income before income tax expense .      1,175   1,449     533     488
 Income tax expense ...............        401     507     188     171
 Income before net dividends on
  preferred securities of
  subsidiaries ....................        774     942     345     317
 Net dividends on preferred
  securities of subsidiaries ......         76      68      26      23
     Net income ...................     $  698  $  874  $  319  $  294

 Net income per share
  Basic ...........................     $ 2.80  $ 3.48  $ 1.27  $ 1.18
  Diluted .........................     $ 2.76  $ 3.39  $ 1.26  $ 1.15



Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
                  Consolidated Balance Sheet
                          (Unaudited)
                         (In millions)

                                               September 30,  December 31,
                                                    2000         1999
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $64,350; $62,375) ........................    $ 62,848    $ 60,625
  Mortgage loans on real estate ..............       3,773       3,686
  Equity securities (cost: $330; $299) .......         361         339
  Policy loans ...............................       2,423       2,375
  Investment real estate .....................         217         222
  Other long-term investments ................         531         412
  Short-term investments .....................       2,487         676
      Total investments ......................      72,640      68,335
 Cash ........................................         309         294
 Assets held in separate accounts ............      25,986      24,097
 Finance receivables, net ....................      11,257      10,634
 Deferred policy acquisition costs ...........       5,524       4,980
 Cost of insurance purchased .................       1,087       1,170
 Goodwill ....................................       1,449       1,501
 Other assets ................................       4,950       4,436
      Total assets ...........................    $123,202    $115,447

Liabilities
 Insurance and annuity liabilities ...........    $ 67,614    $ 66,401
 Liabilities related to separate accounts ....      25,986      24,097
 Debt (short-term)
  Corporate ($2,165; $1,932) .................       3,253       3,120
  Consumer Finance ($5,018; $4,489) ..........      10,778      10,206
 Income tax liabilities ......................         949         833
 Other liabilities ...........................       5,705       2,446
      Total liabilities ......................     114,285     107,103

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes
    Non-convertible ..........................       1,970       1,675
    Convertible ..............................           -         249
      Total redeemable equity ................       1,970       1,924

Shareholders' equity
 Convertible preferred stock (shares issued
  and outstanding: 0, 2.3) ...................            -         85
 Common stock (shares issued: 269.3, 269.3;
  outstanding: 251.8, 248.1) .................          882        962
 Retained earnings ...........................        8,099      7,732
 Accumulated other comprehensive income (loss)       (1,101)    (1,278)
 Cost of treasury stock ......................         (933)    (1,081)
      Total shareholders' equity .............        6,947      6,420
      Total liabilities and equity ...........     $123,202   $115,447






Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
Consolidated Statements of Shareholders' Equity and Comprehensive Income
                          (Unaudited)
              (In millions, except per share data)

                                                      Nine Months Ended
                                                        September 30,
Shareholders' Equity                                   2000       1999

Convertible preferred stock
 Balance at beginning of period ..................  $    85    $    85
 Conversion ......................................      (85)         -

 Balance at end of period ........................        -         85

Common stock
 Balance at beginning of period ..................      962        939
 Issuance of treasury shares .....................      (80)       (10)

 Balance at end of period ........................      882        929

Retained earnings
 Balance at beginning of period ..................    7,732      7,007
 Net income ......................................      698        874
 Cash dividends (per share)
  Preferred ($.64; $1.93) ........................       (1)        (4)
  Common ($1.32; $1.20) ..........................     (330)      (300)

 Balance at end of period ........................    8,099      7,577

Accumulated other comprehensive income (loss)
 Balance at beginning of period...................   (1,278)     1,599
 Change in net unrealized gains (losses)
  on securities ..................................      177     (1,847)

 Balance at end of period ........................   (1,101)      (248)

Cost of treasury stock
 Balance at beginning of period ..................   (1,081)      (759)
 Issuance for conversion of preferred stock and
   preferred securities ..........................      418          -
 Issuance for employee benefit plans and other ...       46         47
 Share repurchases ...............................     (316)      (421)

 Balance at end of period ........................     (933)    (1,133)

   Total shareholders' equity ....................  $ 6,947    $ 7,210

Comprehensive Income

Net income .......................................  $   698    $   874

Change in net unrealized gains (losses)
 on securities
  Fair value of fixed maturity securities ........      248     (3,914)
  Deferred policy acquisition costs and cost of
   insurance purchased ...........................       42      1,072
  Deferred income taxes ..........................     (102)     1,002
  Change in fixed maturity securities ............      188     (1,840)
  Change in equity securities and other ..........      (11)        (7)
   Total .........................................      177     (1,847)

Comprehensive income (loss) ......................  $   875    $  (973)




Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
         Consolidated Condensed Statement of Cash Flows
                          (Unaudited)
                         (In millions)

                                                      Nine Months Ended
                                                         September 30,
                                                        2000      1999
Operating activities
       Net cash provided by operating activities ...  $ 1,729   $ 1,709

Investing activities
 Investment purchases ..............................  (12,908)  (17,221)
 Investment dispositions and repayments ............   10,791    14,278
 Finance receivable originations and purchases .....   (4,762)   (4,484)
 Finance receivable principal payments received ....    3,966     3,817
 Net increase in short-term investments ............   (1,811)   (1,046)
 Other, net ........................................     (147)     (152)
       Net cash used for investing activities ......   (4,871)   (4,808)

Financing activities
 Retirement Services and Life Insurance
   Policyholder account deposits ...................    5,480     4,903
   Policyholder account withdrawals ................   (4,993)   (3,626)
    Net policyholder account deposits ..............      487     1,277
   Short-term collateralized financings ............    2,213     1,047
     Total Retirement Services and Life Insurance ..    2,700     2,324
 Consumer Finance
   Net increase in short-term debt .................      529       234
   Long-term debt issuances ........................    1,240       680
   Long-term debt redemptions ......................   (1,200)     (354)
   Short-term collateralized financings ............       29         -
     Total Consumer Finance ........................      598       560
 Corporate
   Net increase in short-term debt .................      233       143
   Long-term debt issuances ........................      246       150
   Long-term debt redemptions ......................     (350)        -
   Issuance of preferred securities of subsidiary ..      295       194
   Common stock repurchases ........................     (313)     (419)
   Dividends on common and preferred stock .........     (331)     (304)
   Non-recourse obligation collateralized by bonds .        -       483
   Other, net ......................................       79        (8)
     Total Corporate ...............................     (141)      239
       Net cash provided by financing activities ...    3,157     3,123

Net increase in cash ...............................       15        24

Cash at beginning of period ........................      294       341
Cash at end of period ..............................  $   309   $   365

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes ....................................  $   319   $   152
   Interest
    Corporate ......................................      166       145
    Consumer Finance ...............................      532       438
   Dividends on preferred securities of
    subsidiaries ...................................       90        83





Item 1.  Financial Statements (continued).

                  AMERICAN GENERAL CORPORATION
           Notes to Consolidated Financial Statements
                       September 30, 2000
                   (In millions, except per share data)


1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation (American General) and its subsidiaries (collectively, the company or we) have been prepared in accordance with generally accepted accounting principles for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at September 30, 2000, the consolidated results of operations for the nine months and quarters ended September 30, 2000 and 1999, and the consolidated shareholders' equity, comprehensive income, and cash flows for the nine months ended September 30, 2000 and 1999.

2. Future Accounting Standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument will be reported as earnings or other comprehensive income, depending upon the intended use of the derivative instrument. We have identified our derivative instruments and are currently documenting hedging activities as required by SFAS 133. We will be prepared to adopt SFAS 133 on January 1, 2001. We do not expect adoption to have a material impact on the company's results of operations and financial position.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides criteria for revenue recognition. SAB 101 must be adopted no later than fourth quarter 2000. There will be no changes to the company's revenue recognition policies as a result of SAB 101.





Item 1.  Financial Statements (continued).

3. Calculation of Earnings Per Share. We calculate basic and diluted earnings per share as follows:
                                        Nine Months Ended     Quarter Ended
                                          September 30,       September 30,
                                         2000        1999    2000        1999

         Net income ..................  $ 698       $ 874   $ 319       $ 294
         Net dividends on convertible
          preferred stock ............      -          (4)      -          (1)
         Basic earnings ..............    698         870     319         293
         Net dividends on dilutive
          securities
           Convertible preferred
            securities of subsidiary .      5           8       -           3
           Convertible preferred stock      -           4       -           1
         Dilutive earnings ...........  $ 703       $ 882   $ 319       $ 297

         Average basic shares
          outstanding ................  249.0       249.8   251.4       248.0
         Dilutive securities
           Convertible preferred
            securities of subsidiary .    4.1         6.1       -         6.1
           Convertible preferred stock      -         2.3       -         2.3
           Stock options .............    1.0         1.4     1.3         1.9
           Restricted stock ..........     .8          .3      .8          .4
         Average diluted shares
          outstanding ................  254.9       259.9   253.5       258.7

         Net income per share
          Basic ......................  $2.80       $3.48   $1.27       $1.18
          Diluted ....................  $2.76       $3.39   $1.26       $1.15

4. Derivative Financial Instruments. Derivative financial instruments did not have a material effect on net investment income, interest expense, or net income during the nine months ended September 30, 2000 or 1999. Significant activity related to derivative financial instruments in 2000 was as follows:

    During the nine months ended September 30, 2000, we purchased call swaptions with notional amounts of $1.8 billion, while swaptions with notional amounts of $16.8 billion expired. Swaptions, which are options to enter into interest rate swap agreements, limit the company's exposure to reduced spreads between investment yields and interest rates credited to policyholders should interest rates decrease or increase significantly over prolonged periods. Call swaptions with notional amounts of $1.8 billion, an average strike rate of 5.5%, and total premium paid of $.4 million were outstanding at September 30, 2000. These swaptions expire in October 2000.

    Should the strike rates remain below market rates for call swaptions outstanding, the swaptions will expire and the company's exposure would be limited to the premiums paid.





Item 1.  Financial Statements (continued).

5. Dollar Rolls. We use dollar roll agreements as part of our strategy to increase investment income. Dollar rolls are agreements to sell mortgage-backed securities and repurchase substantially the same securities at a specified price and date in the future. We account for dollar rolls as short-term collateralized financings and include the repurchase obligation in other liabilities. At September 30, 2000, the company had $2.2 billion of outstanding dollar roll agreements. The average amount outstanding and the weighted-average interest rate on the short-term collateralized borrowings for the first nine months ended September 30, 2000 were $1.9 billion and 6.0%, respectively.

6. Investing Activities. Cash flows related to investing activities were as follows:
                                                      Dispositions and
                                        Purchases        Repayments
                                   Nine Months Ended  Nine Months Ended
                                      September 30,     September 30,
                                     2000      1999    2000      1999
         Fixed maturity securities $12,293   $16,593 $10,318   $13,945
         Mortgage loans                381       381     300       239
         Equity securities              67        38     100        27
         Other                         167       209      73        67
           Total                   $12,908   $17,221 $10,791   $14,278

7. Redeemable Equity. Activity in preferred securities of subsidiaries during 2000 was as follows:

    1) On June 27, 2000, American General Capital II (the trust), a subsidiary trust of American General, issued 300,000 shares, or $300 million, of non-convertible preferred securities. Semi-annual cumulative dividends on the preferred securities are payable by the trust at the annual rate of 8-1/2%.

         The trust has no independent operations. The sole assets of the trust are Junior Subordinated Debentures (subordinated debentures) issued by American General that are mandatorily redeemable in 2030. The interest terms and payment dates of the subordinated debentures held by the trust correspond to those of the trust's preferred securities. The subordinated debentures are eliminated in our consolidated financial statements.

         Our obligations under the subordinated debentures and related agreements, when taken together, constitute a full and unconditional guarantee of payments due on the preferred securities. The subordinated debentures are redeemable, under certain conditions, at the option of the company, on a proportionate basis.

    2) On June 30, 2000, holders of approximately 5 million shares of our 6% convertible preferred securities of subsidiaries converted their securities at a conversion rate of 1.2288 per share into 6.1 million shares of American General common stock. On that date, the conversion rights expired for the remaining 10,811 shares. We exercised our right to redeem these shares at $50 par value on August 31, 2000.



Item 1.  Financial Statements (continued).

8. Convertible Preferred Stock. On March 1, 2000, we redeemed all outstanding shares of our mandatorily convertible preferred stock. Holders received .8264 share of our common stock for each share of preferred stock redeemed. In total, we issued 1.9 million shares of common stock.

9. Other Charges. The company recorded the following non-recurring items, totaling $315 million ($193 million aftertax or $.76 per share), during second quarter 2000:

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




Item 1.  Financial Statements (continued).

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

         In January 2000, settlement agreements were entered into in connection with the Clayton Smith matter and other pending cases relating to satellite dish financing. Accordingly, we recorded a charge of $57 million ($36 million aftertax) in fourth quarter 1999
         to cover the proposed settlements and other litigation.   On
         September 1, 2000, payment was made in connection with the final settlement of the Clayton Smith matter. Resolution of the satellite dish litigation, the timing of which is uncertain, within the recorded charge is dependent upon a number of factors, including obtaining the bankruptcy court's approval of Financial Service Center's plan of reorganization.

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

         Through the arbitration with Superior National, which is scheduled to commence in the fourth quarter of 2000, we plan to fully pursue all remedies. Although we believe, based on the advice of counsel, that the company will succeed in rescinding the contract, risks and uncertainties remain with respect to the ultimate outcome. In the unlikely event the company does not prevail in the arbitration, we do not expect the additional aftertax losses from our workers' compensation business to exceed $85 million, after recoveries from reinsurers. We believe that any ultimate loss related to our workers' compensation business will not have a material adverse effect on our results of operations and financial position.



Item 1.  Financial Statements (continued).

    3) Certain companies acquired by American General Life and Accident Insurance Company (collectively, AGLA), a subsidiary of the company, previously issued small face amount life insurance policies known as industrial life insurance. AGLA ceased writing industrial life insurance more than twenty years ago. On December 10, 1999, a class action was filed against AGLA, Leola McNeil v. American General Life and Accident Insurance Company, et al., Civil Action No. 3-99-1157 (M.D. TN 1999), principally challenging AGLA's pricing practices with respect to certain minority purchasers of industrial life insurance and seeking compensatory and punitive damages and injunctive relief. On April 27, 2000, the Florida Department of Insurance (the Department) issued a cease and desist order to AGLA, In the Matter of American General Life and Accident Insurance Company, Case No. 348600-00-C, requiring AGLA to cease collecting a portion of premiums from Florida minority policyholders and to submit a corrective action plan to the Department. Prior to that date, AGLA had taken action to cease collecting a portion of the premiums on its industrial life policies from affected minority policyholders nationwide.

         On June 21, 2000, American General announced that AGLA entered into a settlement, subject to court approval, to resolve the McNeil class action. We also announced that AGLA entered into an agreement with the Department to resolve related regulatory matters, including the cease and desist order. Since the announcement, 35 other states, representing in excess of 90% of AGLA's industrial life policyholders, have joined in the settlement. The class action settlement received court approval on September 8, 2000 and became final and no longer subject to appeal on October 8, 2000. In addition, the regulatory settlement agreements are now final.

         In conjunction with the proposed settlements, we recorded a charge of $265 million ($175 million aftertax) in second quarter 2000. The charge covers the cost of policyholder benefits, including premium adjustments and benefit enhancements, and other charges and expenses resulting from the proposed settlements, as well as related administrative and legal costs.

    The company is also party to various other lawsuits and proceedings arising in the ordinary course of business. These lawsuits and proceedings include certain class action claims and claims filed by individuals who excluded themselves from industrial life and market conduct settlements relating to life insurance pricing and sales practices. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid, if any, arising from these lawsuits and proceedings will not have a material adverse effect on the company's results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for any unpredictable judgment in any given suit.





Item 1.  Financial Statements (continued).

11. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated Federal income tax return. The Internal Revenue Service has completed examinations of our tax returns through 1992 and is currently examining our tax returns for 1993 through 1997. Although the final outcome of any issues raised is uncertain, we believe that the ultimate liability, including interest, will not have a material adverse effect on the financial statements.

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

    Division results for the nine months ended September 30, were as follows:

                                              Income
                              Revenues     Before Taxes   Net Income
                            2000    1999   2000   1999   2000      1999

    Retirement Services   $2,946  $2,661 $  745 $  641 $  495    $  427
    Life Insurance         4,050   4,079    867    814    570       532
    Consumer Finance       1,416   1,280    286    259    184       167
      Total divisions      8,412   8,020  1,898  1,714  1,249     1,126

    Corporate operations     (18)      1   (243)  (217)  (162)     (140)
    Goodwill amortization                   (36)   (36)   (36)      (36)
    Net dividends on
     preferred securities
     of subsidiaries                                      (76)      (68)

    Operating earnings                                    975       882
    Realized investment
     losses                 (129)    (12)  (129)   (12)   (84)       (8)
    Non-recurring items                    (315)     -   (193)        -

      Consolidated total  $8,265  $8,009 $1,175 $1,449 $  698    $  874



Item 1.  Financial Statements (continued).

    Division results for the quarter ended September 30, were as follows:

                                                Income
                              Revenues       Before Taxes     Net Income
                            2000    1999     2000    1999    2000    1999

    Retirement Services   $  999  $  903 $  253 $  213 $  167    $  140
    Life Insurance         1,327   1,340    294    277    193       182
    Consumer Finance         484     436     97     88     63        57
      Total divisions      2,810   2,679    644    578    423       379

    Corporate operations       3       2    (79)   (73)   (53)      (46)
    Goodwill amortization                   (12)   (12)   (12)      (12)
    Net dividends on
     preferred securities
     of subsidiaries                                      (26)      (23)

    Operating earnings                                    332       298
    Realized investment
     losses                  (20)     (5)   (20)    (5)   (13)       (4)

      Consolidated total  $2,793  $2,676 $  533 $  488 $  319    $  294






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to our consolidated results of operations, investments, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 2 through 13 of this Quarterly Report on Form 10-Q.

The reasons for any significant variations between the quarters ended September 30, 2000 and 1999 are the same as those discussed below for the respective nine month periods, unless otherwise noted. Amounts in the tables are in millions, except per share data.



                            OVERVIEW

The company is a diversified financial services organization with over $123 billion of assets, over $22 billion of annual revenues and deposits, and targeted operating earnings per share of $5.17 for full-year 2000. We are a leading provider of retirement services, life insurance, consumer loans, and investments to 12 million customers.

Our financial highlights were as follows:

                                    Nine Months Ended    Quarter Ended
                                      September 30,      September 30,
                                      2000     1999      2000     1999

Revenues and deposits(1)           $ 16,802 $ 14,914   $ 5,519  $ 4,949
Earnings
 Operating earnings                     975      882       332      298
 Net income                             698      874       319      294
Earnings per share
 Operating earnings                    3.85     3.42      1.31     1.16
 Net income                            2.76     3.39      1.26     1.15
Assets(2)                           124,344  111,689
Shareholders' equity(2)
 Total                                8,068    7,477
 Per share                            31.84    30.13
Operating return on equity(2)         16.63%   15.88%    16.78%   15.65%

(1) Excludes realized investment losses.
(2) Excludes fair value adjustment under SFAS 115.

Revenues and deposits increased $1.9 billion, or 13%, for the nine months ended September 30, 2000, compared to the same period in 1999, primarily due to higher fixed and variable deposits in our retirement services division. Operating earnings increased 11% for the first nine months of 2000 due to increases in earnings in our retirement services division (up 16%), life insurance division (up 7%), and consumer finance division (up 10%). Operating earnings per share increased 13%, compared to the 11% increase in operating earnings, as a result of the decline in average shares outstanding primarily due to the repurchase of 5.2 million shares of our common stock in the last twelve months.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net income decreased $176 million, or 20%, for the nine months ended September 30, 2000, and included aftertax charges of $193 million and aftertax realized investment losses of $84 million. The charges mainly relate to our settlement of industrial life insurance litigation and a fraud loss in second quarter 2000. See Note 9 of the financial statements for further discussion of the charges. The investment losses from sale of our securities reflect our ongoing management of the investment portfolio to maximize its relative value and to optimize the company's tax position. The $591 million increase in shareholders' equity over the last twelve months reflects $955 million in net income in addition to a $250 million increase related to the conversion of our convertible preferred securities, partially offset by dividends paid to our shareholders of $433 million and share repurchases of $320 million.


                       BUSINESS DIVISIONS

We manage our business operations through three divisions   retirement
services, life insurance, and consumer finance   based on products and
services offered. Results of each of our business divisions' operations are discussed below.

Retirement Services

Our retirement services division results were as follows:

                                   Nine Months Ended     Quarter Ended
                                      September 30,      September 30,
                                     2000      1999      2000     1999

Fixed margin                        $  743    $  695    $  253   $  227
Variable fees                          182       133        63       49
Asset management fees                   45        24        14        9
Other revenue                           53        24        21        8
 Net revenue                         1,023       876       351      293
Operating expenses                     250       232        84       81
Other, net*                             28         3        14       (1)
Pretax earnings                        745       641       253      213
Income taxes                           250       214        86       73

  Division earnings                 $  495    $  427    $  167   $  140

*Primarily commissions and change in DPAC/CIP.

Earnings. Retirement services earnings are a function of the level of our managed assets, fixed margin, variable fees, asset management fees, and operating expenses. Division earnings for the nine months ended September 30, 2000 increased 16%, or $68 million, compared to the same period in 1999. The increase was due to the 19% growth in managed assets from September 30, 1999 to September 30, 2000, which generated increases in fixed margin, variable fees, and asset management fees that were partially offset by higher operating expenses.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Assets and Deposits. Investments and separate account assets grew 9% and 31%, respectively, from September 30, 1999 to September 30, 2000. Assets and deposits were as follows:
                                    Nine Months Ended   Quarter Ended
                                       September 30,    September 30,
                                      2000      1999    2000      1999

Assets under management
 Investments (1)                    $44,364   $40,875
 Separate accounts                   22,896    17,512
 Mutual funds (2)                     2,885       782
Premiums and deposits
 Fixed                                4,248     3,697  $1,420    $1,311
 Variable                             2,537     2,221     751       692
 Mutual funds                           758        85     282        36
Surrender ratios
 Fixed                                 9.81%     7.71%   9.59%     7.90%
 Variable                              5.82      5.14    5.92      4.86

(1) Excludes fair value adjustment under SFAS 115.
(2) Not included on the balance sheet.

Total premiums and deposits for the nine months and quarter ended
September 30, 2000 increased 26%, or $1.5 billion, and 20%, or $414 million, respectively, compared to the same periods in 1999. The 15% increase in fixed premiums and deposits for the nine-month period and the 8% increase for third quarter resulted from our sales of fixed annuities through financial institutions and expanded distribution of annuities through our life insurance agents. Variable deposit growth of 14% and 8% for the first nine months and third quarter of 2000, respectively, reflects continued consumer interest in equity-based products provided through our group retirement plans. Mutual fund deposit growth was $673 million in the first nine months and $246 million in third quarter, compared to the 1999 periods, reflecting our recent introduction of mutual funds to both group and retail markets. Changes in the surrender ratios resulted from widening of the spread between market and credited interest rates, more policies past the surrender protection period, and increased competition.

Fixed Margin. Fixed margin, the difference between net investment income on general account investments and interest credited to policyholders' fixed accounts, increased 7% in the first nine months of 2000 compared to 1999. Fixed investment spread measures this difference in terms of interest rates. Net investment income and the components of fixed investment spread were as follows:
                                    Nine Months Ended    Quarter Ended
                                      September 30,      September 30,
                                      2000     1999      2000      1999

Net investment income                $2,382   $2,205    $  815    $  748

Investment yield*                      7.76%    7.71%     7.84%     7.68%
Average crediting rate                 5.38     5.38      5.41      5.35
  Fixed investment spread              2.38%    2.33%     2.43%     2.33%

*Excludes fair value adjustment under SFAS 115.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The $48 million increase in fixed margin for the first nine months of 2000 was largely due to a higher level of invested assets and the resulting 8% increase in net investment income. Investment yield and fixed investment spread increased during the first nine months of 2000, compared to the same period in 1999, due to higher market rates on new investments.

Variable and Asset Management Fees. Variable fees are annuity product fees, primarily mortality and expense charges, which we earn from separate accounts. Asset management fees are the advisory and management fees we earn on mutual fund and separate account assets. The increase in these combined fees of $70 million, or 45%, for the first nine months of 2000, compared to the same period of 1999, was driven by a 31% growth in separate account assets. Our total variable fee rate, which is variable fees and asset management fees as a percentage of average separate account assets, increased 5 basis points to 1.35% for the first nine months of 2000, primarily due to more favorable revenue-sharing agreements with third-party asset managers.

Other Revenue. Other revenue consists primarily of surrender charges and dealer concessions on mutual fund sales. The increase in other revenue over 1999 was due to higher surrender charges and increased marketing revenues earned on mutual funds in 2000.

Operating Expenses. Operating expenses increased $18 million for the nine months and $3 million for the quarter ended September 30, 2000, compared to the same periods in 1999, primarily due to increased marketing-related and administrative costs to support the growth in business and $6 million of year-to-date operating expenses for a mutual fund group that we purchased in first quarter 2000. The ratio of operating expenses to average assets under management improved to .49% for the first nine months of 2000 from .54% for the same period a year ago due to growth in assets under management over the last twelve months exceeding growth in operating expenses.

Life Insurance

Our life insurance division results were as follows:

                                    Nine Months Ended    Quarter Ended
                                      September 30,      September 30,
                                      2000     1999      2000     1999

Premiums and
  other considerations               $2,256   $2,294    $  729   $  755
Net investment income                 1,636    1,651       545      539
Other income                            158      134        53       46
  Total revenues                      4,050    4,079     1,327    1,340
Insurance and annuity benefits        2,137    2,171       709      696
Operating expenses                      495      530       161      173
Other expenses*                         551      564       163      194
  Total expenses                      3,183    3,265     1,033    1,063
Pretax earnings                         867      814       294      277
Income taxes                            297      282       101       95

   Division earnings                 $  570   $  532    $  193   $  182

*Primarily commissions and change in DPAC/CIP.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Earnings. The division's profitability is driven by growth in insurance and annuity reserves and insurance in force, as well as interest spread, mortality, and operating expenses. Earnings increased 7% for the nine months ended September 30, 2000 compared to the same period in 1999. The increase resulted from a 4% growth in combined general and separate account reserves, an 8% increase in insurance in force, and reduced operating and other expenses.

Sales and Premiums and Deposits. Sales represent annualized premiums and deposits for new products issued. Premiums represent funds received on traditional life insurance products, while deposits represent funds we receive for interest-sensitive insurance and annuities. Sales and premiums and deposits of the life insurance division were as follows:

                                    Nine Months Ended    Quarter Ended
                                       September 30,     September 30,
                                       2000     1999     2000      1999
Sales
 Individual life insurance          $    388 $    378   $  109    $  126
 Individual annuities                    662      445      198       148

Life insurance in force             $383,292 $354,313

Direct premiums and deposits
 Life insurance                     $  2,567 $  2,663   $  822    $  834
 Annuities                               674      491      197       159
 Other                                   443      492      152       159
  Total                             $  3,684 $  3,646   $1,171    $1,152

Individual life insurance sales for the first nine months of 2000 increased 3% over the 1999 period, and declined 13% quarter over quarter, due to a 17% year-to-date increase in life insurance sales through our independent distribution channel, partially offset by a decline in sales through career agents resulting from our planned change in marketing emphasis. Direct life insurance premiums and deposits (before net reinsurance ceded) decreased 4% in the nine month period due to lower corporate market deposits, which can fluctuate significantly from quarter to quarter.

Individual annuity sales increased 49% in the first nine months of 2000, compared to the same period of 1999, while annuity premiums and deposits increased 37%. These increases were due to a 102% growth in sales of variable annuities through our financial institution channel.

Life insurance in force grew 8% from September 30, 1999 to September 30, 2000, due to new sales including larger size policies.

Other premiums and deposits, which include primarily accident and health and property and casualty business, declined 10% for the first nine months of 2000, compared to the same period of 1999, due to our de-emphasis of these lines of business.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Investment Spread. Investment results and interest crediting rates were as follows:
                                     Nine Months Ended    Quarter Ended
                                       September 30,      September 30,
                                       2000     1999      2000      1999

Assets
 Investments*                        $28,447  $27,997
 Separate accounts                     3,090    1,940
Liabilities
 Insurance and annuities              25,933   26,034
 Separate accounts                     3,090    1,940

Investment yield                        8.06%    8.24%    8.06%     8.02%
Average crediting rate                  5.93     5.91     5.93      5.93
  Investment spread                     2.13%    2.33%    2.13%     2.09%

*Excludes fair value adjustment under SFAS 115.

Net investment income and the investment yield decreased during the first nine months of 2000, compared to the same period in 1999, due to lower income from securities called before their maturity dates. This decrease in net investment income was partially offset by an increase in investment income generated by the higher amount of investments.

Mortality, Morbidity, and Persistency. Death claims and premium termination rates were as follows:
                                    Nine Months Ended    Quarter Ended
                                      September 30,      September 30,
                                     2000      1999     2000      1999

Death claims                        $  770    $  753   $  252    $  245
Death claims per $1,000
 in force                           $ 3.80    $ 3.68   $ 3.75    $ 3.60
Premium termination rate             12.41%    12.61%   13.47%    13.29%

Death claims per $1,000 of in force increased during the first nine months and third quarter of 2000, compared to the same periods in 1999, consistent with
the increasing average age of the in force business.   Premium termination
rates for the nine months and quarter ended September 30, 2000 were relatively stable compared to the same periods in 1999. Mortality and persistency experience during the first nine months of 2000 reflected normal fluctuations and remained within our pricing assumptions. Higher claims in our group medical business, which has been discontinued, and certain long-term disability cases adversely impacted year-to-date 2000 morbidity experience.

Expenses. Operating expenses decreased $35 million, or 6%, for the first nine months and decreased 5% for third quarter 2000 compared to the same periods in 1999 due to the benefit of our ongoing shared service initiatives, the reduction of postretirement life insurance benefits for former employees of an acquired company to conform to company-wide standards, and a decline in premium tax expense. The year-to-date ratio of operating expenses to direct premiums and deposits improved to 13.48% in 2000 compared to 14.52% in 1999.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Other expenses, which consist of commissions and the change in DPAC and CIP, decreased 3% in the first nine months of 2000 compared to the same period in 1999. The amortization rate for previously-capitalized DPAC and CIP was reduced for certain product lines during third quarter 2000, as a result of more favorable than expected experience that has resulted from operating efficiencies, as well as better than expected mortality and interest spreads.

Consumer Finance

Our consumer finance division results were as follows:

                                    Nine Months Ended    Quarter Ended
                                      September 30,      September 30,
                                      2000      1999    2000      1999

Finance margin                       $  689    $  657  $  233    $  220
Other income                            213       203      70        72
 Net revenue                            902       860     303       292
Provision for finance
 receivable losses                      147       150      50        50
Operating expenses                      377       366     126       124
Other expenses*                          92        85      30        30
Pretax earnings                         286       259      97        88
Income taxes                            102        92      34        31

   Division earnings                 $  184    $  167  $   63    $   57

*Primarily insurance benefits.

Earnings. Division earnings are a function of the amount and mix of finance receivables, interest spread, credit quality, and operating expenses. Earnings increased 10% for the nine months ended September 30, 2000, compared to the same period in 1999, due to increases in average receivables and improved credit quality, partially offset by lower interest spread.

Finance Receivables.  The mix of finance receivables was as follows:

                                             September 30,
                                             2000      1999

Real estate loans                          $ 7,244   $ 6,404
Non-real estate loans                        2,970     2,514
Retail sales finance                         1,426     1,258
 Total finance receivables                  11,640    10,176
Allowance for losses                          (383)     (386)

Finance receivables, net                   $11,257   $ 9,790

Average finance receivables
  Year-to-date                             $11,331   $ 9,867
  Quarter                                   11,631    10,018





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

We increased our finance receivables portfolio by $1.5 billion during the last twelve months. Average finance receivables in the first nine months of 2000 increased 15% compared to the same period in 1999, due to higher loan production. Over the last twelve months, we generated $6.7 billion of loans in our branch offices and purchased $1.0 billion of real estate loans and $.5 billion of non-real estate loans, while $6.7 billion of loans were repaid. At quarter end, 62% of the portfolio was secured by real estate compared to 63% a year ago. During first quarter 2000, we completed the sale of $27 million of fully-reserved receivables, resulting in a pretax gain of $1 million. The allowance for finance receivable losses decreased $3 million from the prior year period, primarily due to the sale of these receivables and improved credit quality, partially offset by increases for portfolio purchases in the last twelve months.

Finance Margin. Finance margin is the difference between the finance charges we charge our customers and interest expense on the debt required to fund finance receivables. Interest spread measures this difference in terms of interest rates. Finance margin and the components of interest spread were as follows:

                                     Nine Months Ended   Quarter Ended
                                       September 30,     September 30,
                                      2000      1999    2000      1999

Finance charges                      $1,203    $1,077  $  414    $  364
Interest expense                        514       420     181       144
 Finance margin                      $  689    $  657  $  233    $  220

Yield on finance receivables          14.17%    14.59%  14.18%    14.45%
Borrowing cost                         6.55      6.19    6.69      6.18
 Interest spread                       7.62%     8.40%   7.49%     8.27%

Year-to-date finance charges increased 12% from the prior year period due to the increase in our average finance receivables, partially offset by the decline in yield. Interest expense increased for the same period due to increases in average debt outstanding and higher borrowing costs. Interest spread decreased in 2000 due to the combined effect of the decline in yield and the increase in our borrowing cost.

Other Income. Other income consists primarily of insurance premiums for credit insurance policies and net investment income. The increase in other income of $10 million, or 5%, was due to increased premium production resulting from greater loan volume and higher net investment income from an increase in invested assets.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Credit Quality. Net charge-off and delinquency ratios reflect the quality of our finance receivables portfolio, the success of our collection efforts, and general economic conditions. Credit quality information was as follows:

                                     Nine Months Ended   Quarter Ended
                                        September 30,    September 30,
                                       2000      1999    2000     1999

Charge offs                           $ 147    $  150    $ 50     $ 50
Delinquencies                           406       393
Allowance for losses                    383       386

Ratios
 Charge-off                            1.73%     2.04%   1.72%    2.02%
 Delinquency                           3.33      3.67
 Allowance                             3.29      3.80
 Charge-off coverage                   1.96x     1.93x   1.91x    1.92x

Risk-adjusted yield                   12.44%    12.55%  12.46%   12.43%

The decrease in the charge-off ratio reflects the result of past and ongoing credit quality improvement efforts. Delinquencies are finance receivables which are 60 days or more past due. Delinquencies increased while the delinquency ratio decreased at September 30, 2000, compared to September 30, 1999, due to increased receivables, improved credit quality, and the sale of $27 million of fully-reserved receivables in first quarter 2000.

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

Risk-adjusted yield represents the yield on finance receivables less the charge-off ratio. Risk-adjusted yield declined from the nine months ended September 30, 1999; however, the decrease is less than the decline in yield on finance receivables due to the improvement in the charge-off ratio. The risk adjusted yield for third quarter 2000 improved slightly from the prior year quarter due to an improved charge-off ratio, offset by a decline in yield.

Operating Expenses. Operating expenses as a percentage of average finance receivables for the first nine months of 2000 improved to 4.42% from 4.96% for the same period of 1999. This decrease reflects a 15% increase in average finance receivables compared to a 2% increase in operating expenses.


                          INVESTMENTS

Our invested assets consisted primarily of fixed maturity securities (87%), mortgage loans on real estate (5%), short-term investments (3%), and policy loans (3%) at September 30, 2000.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Fair Value of Securities. At September 30, 2000, the market value of our fixed maturity securities was 97.7% of amortized cost compared to 97.2% of amortized cost at December 31, 1999. The negative fair value adjustment on our fixed maturity securities portfolio decreased by $248 million, with a related $188 million positive adjustment to shareholders' equity. The components of the fair value adjustment at September 30, 2000 and December 31, 1999, and the nine month change, were as follows:

                                     September 30, December 31,
                                          2000        1999      Change

Fair value adjustment to fixed
 maturity securities                    $(1,502)    $(1,750)    $  248
Related increase in DPAC/CIP                389         347         42
Related decrease in deferred
 income taxes                               393         495       (102)
Valuation allowance on deferred
 tax asset                                 (381)       (381)         -
Net unrealized losses
 Fixed maturity securities               (1,101)     (1,289)       188
 Other                                        -          11        (11)
   Net unrealized losses
    on securities                       $(1,101)    $(1,278)    $  177

Fixed Maturity Securities. At September 30, 2000, our fixed maturity securities investment portfolio consisted of $47.1 billion of corporate bonds, $13.6 billion of mortgage-backed securities, and $2.1 billion of bonds issued by governmental agencies. The average credit rating of the portfolio was A at September 30, 2000 and A+ at December 31, 1999. Average ratings by category at September 30, 2000 were as follows:

                                      September 30,         Average Credit
                                           2000         %       Rating

Investment grade                         $45,804       72%        A
Mortgage-backed                           13,579       22         AAA
Below investment grade                     3,465        6         B+
 Total fixed maturity securities         $62,848      100%        A

Investment income from our below investment grade securities was $291 million (10.3% yield) for the nine months ended September 30, 2000 and $264 million (9.9% yield) for the same period in 1999. Realized investment losses on below investment grade securities were $110 million and $83 million for the nine months ended September 30, 2000 and 1999, respectively.

Non-performing bonds were less than .1% of total fixed maturity securities at September 30, 2000 and December 31, 1999. We classify bonds as non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest.







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Assets Under Management. Assets under management, which include invested assets, separate account assets, finance receivables, and mutual funds, increased to $118 billion at September 30, 2000 from $102 billion at September 30, 1999. The 16% increase over the prior year was due to growth in separate account assets and invested assets, as well as mutual funds under management. Mutual funds under management increased $2.1 billion to $2.9 billion, primarily from our acquisition of the North American Funds, a family of 16 sub-advised mutual funds, in first quarter 2000.

                       CAPITAL RESOURCES

Corporate Capital. The level of our corporate capital is determined primarily by the required equity of our business divisions. The mix of corporate capital between debt and equity is influenced by our overall corporate strategy and structure. Our target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. The amount and mix of our corporate capital at September 30, 2000 and December 31, 1999 were as follows:

                                         September 30,   December 31,
                                              2000          1999

Corporate capital*                          $13,291       $12,768
Corporate debt                                 24.5%         24.4%
Redeemable equity                              14.8          15.1
Shareholders' equity                           60.7          60.5

*Excludes fair value adjustment under SFAS 115.

Corporate Debt. On August 11, 2000, we issued $250 million of Senior Notes due August 11, 2010, which bear interest at 7-1/2%. Net proceeds of $246 million were used to reduce short-term debt.

Redeemable Equity. On June 27, 2000, we issued $300 million of 8-1/2% preferred securities. Net proceeds of $295 million were used to reduce short-term debt.

On June 30, 2000, holders of approximately 5 million shares of our 6% convertible preferred securities converted their securities into 6.1 million shares of American General common stock. The conversion rights expired for the remaining shares and we exercised our right to redeem these shares on August 31, 2000.

Shareholders' Equity. On March 1, 2000, we redeemed all outstanding shares of our mandatorily convertible preferred stock, with a stated value of $85 million. Holders received .8264 share of our common stock for each share of preferred stock redeemed, for a total of 1.9 million common shares.

We use share repurchases as a means of maintaining our target capital structure. We repurchased 5.2 million shares for $316 million in the nine months ended September 30, 2000 and 1.0 million shares for $73 million in third quarter 2000. Since 1987, American General has repurchased 127.7 million common shares for an aggregate cost of $3.5 billion. Our future repurchase activity will be based on the company's corporate development activities, capital management strategy, and fluctuations in our common stock price.





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

We currently manage the statutory equity of our principal retirement services and life insurance companies to a target of 2.5 times the Company Action Level RBC (or 5.0 times the Authorized Control Level RBC). We adjust dividends from, or contributions to, these companies to maintain this target. At September 30, 2000, our principal retirement services and life insurance companies had statutory equity in a range of 2.4 to 3.3 times the Company Action Level RBC, with a weighted-average of 2.6 times.

Consumer Finance. The capital of our consumer finance division varies directly with the level of its finance receivables. This capital, totaling $12.4 billion at September 30, 2000, consisted of $1.6 billion of equity and $10.8 billion of consumer finance debt, which was not guaranteed by American General.

The capital mix of consumer finance debt and equity is based upon maintaining leverage at a level that supports cost-effective funding. The consumer finance division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer finance industry, is currently 7.5 to 1. The ratio was 7.5 to 1 at September 30, 2000 and 7.6 to 1 at December 31, 1999.


                           LIQUIDITY

Our overall liquidity is based on cash flows from the business divisions and our ability to borrow in both the long-term and short-term markets at competitive rates. At September 30, 2000, we had committed and unused credit facilities of $6.2 billion, substantially all of which were to support the company's commercial paper borrowings. We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations.

Corporate Operations. The primary sources of cash for corporate operations include net dividends from our business divisions and the proceeds from issuances of debt and redeemable equity. Corporate operations use cash to pay dividends to shareholders, to pay interest on corporate debt and dividends on preferred securities, to repurchase common stock, and to pay other corporate expenses. We expect to fund future acquisitions and maturities of debt and preferred securities through external sources, while maintaining our capital structure.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Net dividends received from our business divisions were as follows:

                                            Nine Months Ended
                                              September 30,
                                              2000      1999

Dividends received
 Retirement Services                          $ 139     $ 124
 Life Insurance                                 339       381
 Consumer Finance                                43       164
  Total received                                521       669
Contributions paid
 Retirement Services                             83        21
 Life Insurance                                 133       247
  Total paid                                    216       268
   Net dividends received                     $ 305     $ 401


Dividends received from our life insurance division declined in 2000 since additional capital was required to support its target capital level and new business growth. Dividends received from our consumer finance division also declined in 2000 because the division retained capital to support its purchase of a non-real estate portfolio in second quarter 2000. The life insurance division received contributions in 2000 and 1999 to partially fund the industrial life insurance litigation and the market conduct litigation settlements, respectively.

Retirement Services. Principal sources of cash for our retirement services division were as follows:

                                             Nine Months Ended
                                               September 30,
                                               2000     1999

Cash from operating activities                $1,394   $1,228
Fixed policyholder account deposits,
 net of withdrawals                              574    1,093
Variable account deposits, net of
 withdrawals                                   1,963    1,867
Mutual fund deposits, net of withdrawals         403       28
Short-term collateralized financings           1,394      643

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

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. The division also paid net dividends of $56 million to the parent in the first nine months of 2000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Life Insurance. Principal sources of cash for our life insurance division were as follows:

                                              Nine Months Ended
                                                September 30,
                                                2000     1999

Cash from operating activities                  $ 59     $209
Fixed policyholder account deposits,
 net of withdrawals                              (87)     184
Variable account deposits, net of
 withdrawals                                     584      567
Short-term collateralized financings             819      404

The $271 million decline in net fixed policyholder account deposits and the increase in net variable account deposits in the first nine months of 2000 compared to 1999, resulted from policyholders seeking higher returns from equity-based investments, new variable product introductions, and the transfer of lump sum fixed deposits to variable accounts, partially offset by lower corporate market deposits. The increase in short-term collateralized financings relates to our expanded use of dollar rolls.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. In the first nine months of 2000, the division paid net dividends of $206 million to the parent.

Consumer Finance. Principal sources of cash for our consumer finance division were as follows:

                                              Nine Months Ended
                                                September 30,
                                                2000     1999

Cash from operating activities                  $409     $377
Increase in debt                                 569      560

Net cash provided by operating activities increased $32 million in 2000 compared to 1999 due to the increase in finance charges from higher average net receivables. Cash generated by borrowings increased due to higher growth in finance receivables in 2000.

The division's major use of cash was to fund finance receivables growth. Net cash used to fund finance receivables was $796 million in the first nine months of 2000, compared to $667 million in the first nine months of 1999. The division paid dividends of $43 million to the parent in 2000.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).


                   FORWARD-LOOKING STATEMENTS

All statements, trend analyses, and other information contained herein relative to markets for our products and trends in our operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "target," and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. We have made these forward-looking statements based upon our current expectations and beliefs concerning future developments and their potential effects on the company. There can be no assurance that future developments affecting the company will be those that we anticipated. Actual results may differ materially from those included in the forward-looking statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates; (2) customer responsiveness to both products and distribution channels; (3) competitive, regulatory, accounting, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary regulatory approvals, including approvals for dividends and products; 5) our ability to realize projected expense savings; (6) adverse litigation or arbitration results or resolution of litigation or arbitration, including proceedings related to industrial life insurance, satellite dish financing, and workers' compensation insurance; and (7) the formation of strategic alliances or business combinations among our competitors or business partners. Investors are also directed to other risks and uncertainties discussed in documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.




Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in the section titled "Asset/Liability Management" of Management's Discussion and Analysis in our 1999 Annual Report to Shareholders. There have been no material changes in such risks or our asset/liability management program during the nine months ended September 30, 2000. See Note 4 of the financial statements for information about significant derivative financial instrument activity during the year.







                  PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

Refer to Note 10 of Notes to Consolidated Financial Statements included in
Part I of this Form 10-Q for the quarter ended September 30, 2000.


Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

            3    Amended and Restated Bylaws of American General

           10.1 Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)

           10.2 Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)

           10.3 Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)

           11 Computation of Earnings per Share (included in Note 3 of Notes to Consolidated Financial Statements)

           12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

           27    Financial Data Schedule

b.       Reports on Form 8-K.

         The following reports on Form 8-K were filed after June 30, 2000:

         1) Current Report on Form 8-K dated August 8, 2000, with respect to authorization for issuance in an underwritten public offering of $250 million aggregate principal amount of the company's 7-1/2% Notes Due 2010.

         2) Current Report on Form 8-K dated October 30, 2000, with respect to authorization for issuance in an underwritten public offering of an additional $250 million aggregate principal amount of the company's 7-1/2% Notes Due 2010.






                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2000.

AMERICAN GENERAL CORPORATION
(Registrant)




By: NICHOLAS R. RASMUSSEN
    Nicholas R. Rasmussen
    Executive Vice President, Chief Financial Officer
          and Treasurer
    (Duly Authorized Officer and Principal Financial Officer)







                         EXHIBIT INDEX



   Exhibit


          3   Amended and Restated Bylaws of American General

         10.1 Amendment to American General Corporation 1994 Stock and Incentive Plan (November 2000)

         10.2 Amendment to American General Corporation 1997 Stock and Incentive Plan (November 2000)

         10.3 Amendment to American General Corporation 1999 Stock and Incentive Plan (November 2000)

         11 Computation of Earnings per Share (included in Note 3 of Notes to Consolidated Financial Statements)

         12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

         27   Financial Data Schedule