Form 10-K405
period 2000-12-31
AMERICAN GENERAL CORP /TX/
filed 2001-03-28
CIK 5103

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

          Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                   ON WHICH REGISTERED
-------------------------------------  ------------------------------------
                                            (   New York Stock Exchange
    Common Stock, Par Value $.50            (   Pacific Exchange, Inc.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value based on published prices as of March 1, 2001 of American General's Common Stock held by non-affiliates was approximately $18.9 billion. As of March 1, 2001, there were 499,601,983 shares of American General's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                 PART OF THE FORM 10-K
                          DOCUMENT                              INTO WHICH INCORPORATED
                          --------                              -----------------------
Portions of American General's 2000 Annual Report to
  Shareholders                                                    Parts I, II, and IV
Portions of American General's definitive Proxy Statement
  filed March 28, 2001, for the Annual Meeting of
  Shareholders to be held April 26, 2001                               Part III

                                                           2000 FORM 10-K

--------------------------------------------------------------------------------
PART I

 ITEM 1. BUSINESS

 GENERAL

   American General Corporation (American General) and its subsidiaries (collectively, the company or we) is a diversified financial services organization with assets in excess of $120 billion at December 31, 2000. We are a leading provider of retirement services, life insurance, consumer loans, and investments to over 12 million customers. American General was incorporated as a general business corporation in Texas in 1980 and is the successor to American General Insurance Company, an insurance company incorporated in Texas in 1926.

   On March 11, 2001, the company entered into an agreement to merge with Prudential plc in which American General will become a wholly owned indirect subsidiary of Prudential plc. Under the agreement, the company's shareholders will exchange each share of the company's common stock for either 3.6622 shares of Prudential plc ordinary shares or 1.8311 American depositary shares (ADSs), each of which evidences two Prudential ordinary shares. The Prudential ordinary shares will trade on the London Stock Exchange. The Prudential ADSs will be listed on the New York Stock Exchange. The transaction, which is subject to shareholder and regulatory approvals, is expected to be completed in third quarter 2001. Additional information regarding the merger agreement is included in our Current Report on Form 8-K filed on March 12, 2001.

   Much of the information provided in response to Item 1 is incorporated herein by reference to selected sections of our 2000 Annual Report to Shareholders
(ARS). Portions of our 2000 ARS are provided as Exhibit 13 to this Form 10-K.

   BUSINESS DIVISIONS. During the three years ended December 31, 2000, we managed our business operations in three business divisions: retirement services, life insurance, and consumer finance. A description of each business division, including principal products, methods of distribution, and principal markets, is incorporated herein by reference to Note 19.1 of Notes to Financial Statements in our 2000 ARS. Financial information for each division is incorporated herein by reference to the sections "Retirement Services," "Life Insurance," "Consumer Finance," "Asset/Liability Management," "Capital Resources," and "Liquidity" of Management's Discussion and Analysis (MD&A) and
Note 19.2 of Notes to Financial Statements in our 2000 ARS, and to Schedule III of Item 14 of this Form 10-K.

   In fourth quarter 2000, we announced the realignment of our organization into two strategic business groups - Financial Services and Asset Accumulation. Beginning in 2001, our Financial Services group will include the life insurance and consumer finance businesses, while the Asset Accumulation group will encompass our retirement services and asset management businesses.

   EMPLOYEES. As of December 31, 2000, we had approximately 15,900 full-time salaried employees.

LIFE INSURANCE AND ANNUITY PRODUCTS

   INSURANCE DEPOSITS AND PREMIUMS. The following table lists deposits and premiums and other considerations of our retirement services and insurance companies for the past three years:

           In millions              2000        1999        1998
----------------------------------------------------------------------
Deposits*                          $12,300     $10,620     $ 8,210
----------------------------------------------------------------------
Direct premiums and other
 considerations
  Individual life premiums         $ 1,504     $ 1,480     $ 1,490
  Insurance charges                  1,118         967         863
  Group and credit health
    premiums                           588         620         621
  Group and credit life premiums       422         382         360
  Individual health premiums           121         138         157
  Other premiums                       453         436         226
----------------------------------------------------------------------
   Total direct premiums and
    other considerations             4,206       4,023       3,717
Reinsurance premiums assumed            65         303         373
Reinsurance premiums ceded            (432)       (554)       (485)
----------------------------------------------------------------------
   Premiums and other
    considerations                 $ 3,839     $ 3,772     $ 3,605
----------------------------------------------------------------------

*Represents deposits received for interest-sensitive life insurance, annuity products, and mutual funds.



 1     AMERICAN GENERAL

   LIFE INSURANCE SALES AND IN FORCE. The following table summarizes the face amounts of life insurance sales and life insurance in force for the past three years:

          In millions              2000         1999         1998
-------------------------------------------------------------------
Individual life insurance
  sales:
 Permanent (non-participating)
  Interest-sensitive             $ 10,891     $ 10,957     $ 11,590
  Guaranteed-cost                   4,873        6,020        5,242
 Term                              37,351       33,590       24,059
 Permanent (participating)          3,059        2,330        3,547
Group life insurance sales         14,870       12,298       15,284
Credit life insurance sales        11,177        8,682        7,872
-------------------------------------------------------------------
Total                              82,221       73,877       67,594
Less: reinsurance assumed              40           46          394
-------------------------------------------------------------------
    Total direct sales           $ 82,181     $ 73,831     $ 67,200
-------------------------------------------------------------------
Individual life insurance in force
(at December 31):
 Permanent (non-participating)
  Interest-sensitive             $109,762     $108,082     $106,165
  Guaranteed-cost                  38,027       38,022       38,135
 Term                             135,585      118,695      104,465
 Permanent (participating)         27,158       28,176       28,813
Group life insurance in force      65,435       61,440       56,555
Credit life insurance in force     18,839       17,302       13,198
-------------------------------------------------------------------
    Total life insurance in
      force*                     $394,806     $371,717     $347,331
-------------------------------------------------------------------

* Before deductions for reinsurance ceded; includes reinsurance assumed.

   ANNUITY PRODUCTS. The following table summarizes annuity liabilities by product type for our retirement services and life insurance divisions at December 31:

          In millions              2000         1999         1998
-------------------------------------------------------------------
Retirement Services division
 Fixed                           $ 38,602     $ 36,607     $ 34,024
 Variable                          20,059       21,566       14,771
 Payout annuities                   3,625        3,135        2,791
-------------------------------------------------------------------
    Total annuity liabilities    $ 62,286     $ 61,308     $ 51,586
-------------------------------------------------------------------
Life Insurance division
 Fixed                           $  4,019     $  4,666     $  5,012
 Variable                           2,049        1,767        1,066
 Payout annuities                   2,061        2,158        2,114
-------------------------------------------------------------------
    Total annuity liabilities    $  8,129     $  8,591     $  8,192
-------------------------------------------------------------------

   Our retirement services division offers both tax-qualified and non-qualified fixed annuities. In 2000, minimum guaranteed interest crediting rates for these fixed annuities ranged from 3.0% to 5.5%; actual interest crediting rates ranged from 4.5% to 15.0%; and the weighted-average crediting rate was 5.4%. Our life insurance division also offers a variety of fixed annuity products. In 2000, minimum guaranteed interest crediting rates on these annuities ranged from 2.5% to 5.5%; actual interest crediting rates ranged from 2.5% to 15.0%; and the weighted-average crediting rate was 5.9%.

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

   INSURANCE AND ANNUITY RESERVING METHODS. Individual life insurance reserves are based on assumptions similar to those used to establish premium rates. Further information regarding reserving methods is incorporated herein by reference to Note 1.8 of Notes to Financial Statements in our 2000 ARS.

   REINSURANCE. Information regarding reinsurance is incorporated herein by reference to Notes 1.11 and 15 of Notes to Financial Statements in our 2000 ARS, and to Schedule IV of Item 14 of this Form 10-K.

INVESTMENTS

   Information regarding our investments is incorporated herein by reference to the sections "Investments" and "Asset/Liability Management" of MD&A and Notes 1.2, 1.15, 3, and 14 of Notes to Financial Statements in our 2000 ARS, and to
Schedule I of Item 14 of this Form 10-K.

FACTORS AFFECTING PRICING OF PRODUCTS

   INSURANCE AND ANNUITY PRODUCTS. Our premium rates are based on assumptions which we believe are realistic, for future mortality, investment yields, expenses, and lapses. In addition, pricing is influenced by competition and our objectives for return on capital. Although a profit margin is included in the price of our products, the actual profitability of the products can be significantly affected by the difference between actual and assumed experience.

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


                                                           2000 FORM 10-K      2
activities, business growth, distribution methods, and the pricing of our products and services.

   On November 12, 1999, the Financial Services Modernization Act became federal law, eliminating regulatory barriers between banks, insurance companies, and securities firms which had existed for over 60 years. This act provides new opportunities and increased competition among diversified financial services companies and is expected to hasten the pace of consolidation in the financial services industry.

   Our retirement services and life insurance businesses operate in a highly competitive industry that consists of a large number of insurance companies, banks, mutual fund companies, and other financial institutions. No single competitor, nor any small group of competitors, dominates any of the markets in which we operate. Principal competitive factors include price, financial strength ratings, selection of products, quality of service, and investment management performance with respect to insurance, annuity, and mutual fund products.

   The consumer finance business is highly competitive due to the large number of companies offering financial products and services, the sophistication of those products, technological improvements, and general acceptance and widespread usage of available credit. We compete with other consumer finance companies and other types of financial institutions that offer similar products and services, including, but not limited to, industrial banks, industrial loan companies, mortgage banks, commercial banks, sales finance companies, savings and loan associations, federal savings banks, credit unions, and manufacturers and vendors of consumer goods.

REGULATION

   INSURANCE. Our insurance companies are subject to state regulation in the jurisdictions in which they do business. Information concerning regulatory compliance is incorporated herein by reference to the sections "Capital Resources - Retirement Services and Life Insurance" and "Regulation and
Other - Regulation" of MD&A in our 2000 ARS. Information regarding statutory accounting practices is incorporated herein by reference to Note 16 of Notes to Financial Statements in our 2000 ARS.

   Most states also regulate affiliated groups, such as American General and our subsidiaries, under insurance holding company laws. Additional information regarding dividend restrictions is incorporated herein by reference to Note 17.3 of Notes to Financial Statements in our 2000 ARS.

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

   REGISTERED PRODUCTS. Certain of our companies are subject to various federal securities laws and regulations related to investment companies. Separate accounts, which are maintained to fund variable life and annuity products, and mutual funds function as investment companies and, therefore, are subject to such laws and regulations, in particular the Investment Company Act of 1940. Variable life, annuity, and mutual fund products are marketed by licensed insurance agents who are registered representatives of the company's wholly owned broker-dealer subsidiaries. These broker-dealers are member firms of the National Association of Securities Dealers and subject to its rules and regulations.

   CONSUMER FINANCE. Our consumer finance companies are subject to various types of federal regulation including the Federal Consumer Credit Protection Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, certain Federal Trade Commission rules, and state laws that regulate the consumer loan and retail sales finance businesses. In addition, our thrift subsidiary, which engages in the consumer finance business and accepts insured deposits, is subject to regulation by and reporting requirements of the Federal Deposit Insurance Corporation. Both the company and our thrift subsidiary are subject to the examination, regulation, and reporting requirements of the Office of Thrift Supervision due to our status as a bank holding company.


 3     AMERICAN GENERAL

   Additionally, the federal government is considering and a number of states, counties, and cities have enacted or may be considering, laws or rules that restrict the credit terms or other aspects of certain loans that are typically described as "high cost mortgage loans." These restrictions may impose specific statutory liabilities in cases of non-compliance and may also limit activities or business dealings of affiliates of the company under certain conditions.

   PRIVACY. Federal and state laws and regulations have been enacted, and others are likely to be enacted in the near future, to protect the privacy of certain types of customer information. These laws and regulations include requirements for financial services companies to disclose their privacy policy and, in certain circumstances and with respect to certain types of information, to obtain customer consent before information could be shared with affiliates or third parties. We are monitoring both state and federal legislative and regulatory activities to ensure the company's continued adherence to privacy rules.

   TAXATION. Tax laws affect not only the way we are taxed but also the design of many of our products. Any changes in tax laws or regulations could adversely affect the sale and/or profitability of some of our products.

   ENVIRONMENTAL. Our principal exposure to environmental regulation arises from our ownership of investment real estate. Probable costs related to environmental cleanup are immaterial.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

   Information as of March 1, 2001 regarding the company's executive officers who currently make disclosure filings pursuant to Section 16 of the Securities Exchange Act of 1934 is as follows:

                                         Present Principal Position with the Company and
           Name and Age                Other Material Positions Held during Last Five Years
-----------------------------------------------------------------------------------------------
ROBERT M. DEVLIN (60)              Chairman (since 1997), President (1995-97 and since 1998),
                                   Chief Executive Officer (since 1996), and Director (since
                                   1993), American General Corporation. Director, Cooper
                                   Industries, Inc. and Phillips Petroleum Company.

JOHN A. GRAF (41)                  Senior Vice Chairman - Asset Accumulation (since 2000), Vice
                                   Chairman and Group Executive - Retirement Services
                                   (1999-2000), American General Corporation. President
                                   (1998-2000) and Chief Executive Officer (since 1999), The
                                   Variable Annuity Life Insurance Company, a subsidiary;
                                   Chairman and CEO (since 1998), American General Annuity
                                   Insurance Company, a subsidiary. Vice Chairman, Chief
                                   Marketing Officer and Chief Administrative Officer
                                   (1996-97), and Executive Vice President and Chief Marketing
                                   Officer (1993-96), Western National Life Insurance Company.

RODNEY O. MARTIN JR. (48)          Senior Vice Chairman - Financial Services (since 2000), Vice
                                   Chairman and Group Executive - Life Insurance (1998-2000),
                                   American General Corporation. Chairman (since 1998) and
                                   President and Chief Executive Officer (1997-99), American
                                   General Life Companies, a subsidiary; Senior Chairman (since
                                   1999) and President and Chief Executive Officer (1996-99),
                                   American General Life Insurance Company, a subsidiary;
                                   President and Chief Executive Officer (1995-96), American
                                   General Life Insurance Company of New York, a subsidiary.

FREDERICK W. GEISSINGER (55)       Vice Chairman - Consumer Lending (since 1999), American
                                   General Corporation. President and Chief Executive Officer
                                   (since 1995), American General Finance, Inc., a subsidiary;
                                   Director and Chairman (1995-99), A.G. Financial Service
                                   Center, Inc. (formerly American General Financial Center), a subsidiary (see Part I, Item 3, "Satellite Dish" of this
                                   Form 10-K for additional information).

RICHARD W. SCOTT (47)              Vice Chairman - Investment Management (since 2000),
                                   Executive Vice President (1998-2000), and Chief Investment
                                   Officer (since 1998), American General Corporation.
                                   President and Chief Executive Officer (since 1998), American
                                   General Investment Management, L.P., a subsidiary. Vice
                                   Chairman and Chief Investment Officer (1996-98), General
                                   Counsel (1994-97), and Executive Vice President and Chief
                                   Investment Officer (1994-96), Western National Corporation.

NICHOLAS R. RASMUSSEN (54)         Executive Vice President, Chief Financial Officer, and
                                   Treasurer (since 1999), Senior Vice President - Corporate
                                   Development (1993-99), and Senior Vice President
                                   (1983-1999), American General Corporation.

MARK S. BERG (42)                  Executive Vice President and General Counsel (since 1998),
                                   Corporate Secretary (since 1999), and Senior Vice President and General Counsel (1997-98), American General Corporation.
                                   Partner (1990-97), Vinson & Elkins L.L.P.

JAMES P. CORCORAN (56)             Executive Vice President - Government and Industry Relations
                                   (since 1999), American General Corporation. Partner
                                   (1998-99), Winston & Strawn, New York. Partner (1996-98),
                                   Cadwalader, Wickersham & Taft, New York. Partner (1992-96),
                                   Donovan, Leisure, Newton, & Irvine, New York.



                                                           2000 FORM 10-K      4

                                         Present Principal Position with the Company and
           Name and Age                Other Material Positions Held during Last Five Years
-----------------------------------------------------------------------------------------------
DAVID W. ENTREKIN (39)             Executive Vice President - Strategic Development (since
                                   1999), Senior Vice President - Investor Relations (1998-99),
                                   Vice President - Investor Relations (1997-98), Director,
                                   Investor Relations (1996-97), and Senior Investment Manager,
                                   Investment Research (1994-96), American General Corporation.

JOHN V. LAGRASSE (51)              Executive Vice President and Chief Technology Officer (since
                                   2000), American General Corporation. Executive Vice
                                   President - Information Technology (1998-2000) and Senior
                                   Vice President and Chief Systems Officer (1996-98), American
                                   General Life Companies, a subsidiary. Chief Information
                                   Officer (1986-96), Citicorp Life.

GARY D. REDDICK (50)               Executive Vice President - Administration and Insurance
                                   Operations and Assistant Secretary (since 2000), American
                                   General Corporation. Executive Vice President (1998-99 and
                                   since 2000), American General Life Companies, a subsidiary;
                                   Vice Chairman (1997-99) and Executive Vice President
                                   (1995-97), The Franklin Life Insurance Company, a
                                   subsidiary.

ITEM 2. PROPERTIES

   Our corporate headquarters is located in the American General Center, a complex of office buildings with 2.2 million square feet on a 46-acre tract near downtown Houston. American General and certain subsidiaries own all of the buildings and underlying land in the complex. We occupy approximately 52% of the total office space available in the American General Center.

   Our subsidiaries also own various other properties, including properties held for investment and the home office buildings of: (1) American General Finance, Inc. in Evansville, Indiana; (2) American General Life and Accident Insurance Company in Nashville, Tennessee; and (3) The Franklin Life Insurance Company in Springfield, Illinois.

ITEM 3. LEGAL PROCEEDINGS

   SATELLITE DISH. In the mid-1990s, one of our subsidiaries, American General Financial Center (renamed A.G. Financial Service Center, Inc.) (Financial Service Center), provided financing for satellite dishes sold by independent unaffiliated dealers. On May 18, 1999, the Chancery Court of the First Judicial District of Jones County, Mississippi in a case captioned Clayton D. Smith, et al. v. Delta TV Corporation, Don Acy, US Electronics, American General Financial Center, Civil Action No. 96-0254 (the Clayton Smith matter), rendered a judgment awarding approximately $500,000 in compensatory damages and $167 million in punitive damages against Financial Service Center. The lawsuit was filed on November 15, 1996, by 29 individuals who had each purchased a satellite dish. Financial Service Center, together with certain other American General companies, were also named as defendants in other cases involving the financing of satellite dishes.

   In August 1999, Financial Service Center filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Indiana. The decision to reorganize was necessitated by the judgment rendered against Financial Service Center by the Mississippi state court. The filing for reorganization under Chapter 11 was limited to Financial Service Center and was intended to provide a fair and orderly process for managing the claims against Financial Service Center. Prior to the bankruptcy filing, Financial Service Center had assets of approximately $7 million.

   As part of the resolution process, settlement agreements were executed in January 2000 to settle the Clayton Smith matter and certain other claims. Accordingly, we recorded a charge of $57 million ($36 million aftertax) in fourth quarter 1999 to cover the proposed settlements and other litigation. On September 1, 2000, payment was made in connection with the final settlement of the Clayton Smith matter.

   In 2000, Financial Service Center filed a plan of reorganization to resolve the remaining claims in the bankruptcy. In January 2001, Financial Service Center and the creditors' committee in the bankruptcy entered into a settlement that has been approved by the bankruptcy court. The plan of reorganization was confirmed by the bankruptcy court in February 2001. Certain creditors have appealed the confirmation of the plan, but we do not expect their appeal to prevail. We expect our remaining recorded liability related to this matter to be sufficient to cover the costs of the plan of reorganization.

   WORKERS' COMPENSATION. Prior to our acquisition of USLIFE Corporation, one of its subsidiaries entered the workers' compensation reinsurance business in 1997. We discontinued writing new workers' compensation reinsurance business in 1998. Our largest contract was a quota



 5     AMERICAN GENERAL
share reinsurance agreement with Superior National Insurance Group, Inc. and its affiliates (collectively, Superior National), effective May 1, 1998. On November 29, 1999, we initiated an arbitration proceeding to rescind this contract from its inception, based in part on misrepresentations and nondisclosures which we believe were made by Superior National.

   On March 3, 2000, the California Department of Insurance ordered seizure of Superior National's insurance subsidiaries as a result of their financial condition. On April 26, 2000, Superior National Insurance Group, Inc. filed a voluntary petition to reorganize under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Central District of California.

   Through the arbitration with Superior National, which commenced in fourth quarter 2000, we plan to fully pursue all remedies. Although we believe, based on the advice of counsel, that the company will succeed in rescinding the contract, risks and uncertainties remain with respect to the ultimate outcome. In the unlikely event the company does not prevail in the arbitration, we do not expect the additional aftertax losses from our workers' compensation business to exceed $85 million, after recoveries from reinsurers. We believe that any ultimate loss related to our workers' compensation business will not have a material adverse effect on our results of operations and financial position.

   OTHER. The company is also party to various other lawsuits and proceedings arising in the ordinary course of business. These lawsuits and proceedings include certain class action claims and claims filed by individuals who excluded themselves from industrial life and market conduct settlements relating to life insurance pricing and sales practices. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on the company's results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matter was submitted to a vote of security holders during fourth quarter 2000.



                                                           2000 FORM 10-K      6

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS

   On January 23, 2001, we declared a two-for-one stock split effected in the form of a 100% common stock dividend, payable March 1, 2001 to holders of record on February 8, 2001. The distribution, which consisted of 269.3 million newly issued shares, has been reflected as of December 31, 2000 in the financial statements in our 2000 ARS and all selected financial data and disclosures presented herein. The distribution will have no impact on total shareholders' equity or results of operations. All share amounts have been restated to reflect the stock split on a retroactive basis.

   The quarterly high and low market prices of American General's common stock as quoted by the New York Stock Exchange and restrictions on retained earnings for the payment of dividends are incorporated herein by reference to Notes 20 and 17.3, respectively, of Notes to Financial Statements in our 2000 ARS.

   Common stock was owned by 35,181 shareholders of record and approximately 76,000 beneficial owners at February 28, 2001. The quarterly cash dividends paid on common stock are incorporated herein by reference to Note 20 of Notes to Financial Statements in our 2000 ARS.

   The common stock of American General is traded in the United States on the New York Stock Exchange and the Pacific Exchange, Inc. Our common stock is also traded on the London Stock Exchange and the SWX Swiss Exchange.

   On November 12, 1999, we issued 1,678,580 shares of American General common stock (valued at $66 million on November 12, 1999) in connection with our acquisition of North Central Life. These shares were issued to 30 individuals as consideration for the acquisition in exchange for those individuals' shares of Financial Life Companies, Inc., the parent company of North Central Life. The transaction did not involve a public offering of securities, and the shares issued were not registered under the Securities Act of 1933 based on section 4(2) of the Securities Act and Regulation D as they relate to private offerings.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data is derived from the consolidated financial statements of the company. The data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included or incorporated by reference herein.

                                                                             Years Ended December 31,
                                                              ------------------------------------------------------
             In millions, except per share data                 2000        1999        1998       1997       1996
--------------------------------------------------------------------------------------------------------------------
Revenues                                                      $ 11,063    $ 10,679    $ 10,251    $ 8,927    $ 8,714
Net income                                                       1,003(b)    1,131(c)      764(d)     542(e)     653(f)
Net income per common share(a)
 Basic                                                            2.01(b)     2.26(c)     1.51(d)    1.11(e)    1.33(f)
 Diluted                                                          1.98(b)     2.20(c)     1.48(d)    1.10(e)    1.32(f)
Assets(g)                                                      120,094     115,447     105,107     80,620     74,134
Debt
 Corporate                                                       3,259       3,120       2,743      1,916      2,102
 Consumer Finance                                               10,833      10,206       8,863      7,266      7,630
Redeemable equity                                                2,067       1,924       1,728      1,726      1,227
Shareholders' equity(g)                                          7,820       6,420       8,871      7,583      6,844
Cash dividends per common share(a)                                 .88         .80         .75        .70        .65

---------------

(a) Restated for two-for-one stock split effective March 1, 2001.
(b) Includes litigation settlements and other charges of $207 million aftertax ($.41 per share).
(c) Includes $36 million ($.07 per share) aftertax litigation settlements.
(d) Includes $246 million ($.47 per share) aftertax litigation settlements and $42 million ($.08 per share) aftertax Y2K costs.
(e) Includes $247 million ($.49 per share) aftertax merger-related costs, $73 million ($.15 per share) aftertax loss on sale of non-strategic assets, and $33 million ($.07 per share) aftertax litigation settlement.
(f) Includes $111 million ($.22 per share) aftertax loss on sale of non-strategic assets and $32 million ($.07 per share) aftertax write-down of USLIFE group insurance business.
(g) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 2000 ARS.



 7     AMERICAN GENERAL

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated herein by reference to "Management's Discussion and Analysis" on pages 22-37 in our 2000 ARS.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   American General's exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are incorporated herein by reference to "Asset/Liability Management" of MD&A in our 2000 ARS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The company's financial statements and supplementary data are incorporated herein by reference to pages 38-58 in our 2000 ARS.

   The ratios of earnings to fixed charges are incorporated herein by reference to Exhibit 12 of Item 14 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.



                                                           2000 FORM 10-K      8

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information appearing in the section "Election of Directors - Information About the Nominees" in American General's definitive Proxy Statement filed March 28, 2001 (2001 Proxy Statement) is incorporated herein by reference. Information regarding the company's executive officers is included in Part I, Item 1A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information appearing in the sections "Election of Directors - The Board of Directors" and "Executive Compensation" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information appearing in the section "Security Ownership" in our 2001 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information appearing in the section "Certain Relationships and Transactions" in our 2001 Proxy Statement is incorporated herein by reference.



 9     AMERICAN GENERAL

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

                                                                        Page Reference
                                                              ----------------------------------
                                                                                       2000
                                                              Form 10-K            Annual Report
------------------------------------------------------------------------------------------------
   1. Financial Statements
      Report of Ernst & Young LLP, Independent Auditors          -                    59
      Consolidated Financial Statements
         Income Statement                                        -                    38
         Balance Sheet                                           -                    39
         Statements of Shareholders' Equity and
         Comprehensive Income                                    -                    40
         Statement of Cash Flows                                 -                    41
         Notes to Financial Statements                           -                   42-58
   2. Financial Statement Schedules
      Schedule I - Summary of Investments - Other than
      Investments in Affiliates                                 14                     -
      Schedule II - Condensed Financial Information of
      Registrant                                               15-17                   -
      Schedule III - Supplementary Insurance Information        18                     -
      Schedule IV - Reinsurance                                 19                     -
      Schedule V - Valuation and Qualifying Accounts            20                     -

  All other financial statement schedules have been omitted because they are inapplicable.

(continued on next page)



                                                           2000 FORM 10-K     10

   3. Exhibits

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
            2.1          Agreement and Plan of Merger, dated as of March 11, 2001, by and   2.01                   Form 8-K filed
                         among the company, Prudential plc, Holborn Delaware Partnership,                          March 12, 2001
                         and Ascend Merger Corp.

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
                         Corporation

            3.2          Articles of Amendment to the Restated Articles of Incorporation    4                    Form 10-Q for First
                         of American General                                                                        Quarter 1998

            3.3          Amended and Restated Bylaws of American General Corporation        3                    Form 10-Q for Third
                                                                                                                    Quarter 2000

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

           10.1          American General Corporation 1984 Stock and Incentive Plan         10.1                   Form 10-Q for
                                                                                                                 Second Quarter 1998

           10.2          Amendment to American General Corporation 1984 Stock and           10.2                     Form 10-K
                         Incentive Plan (January 2000)                                                                for 1999

           10.3          American General Corporation 1994 Stock and Incentive Plan         10.2                   Form 10-Q for
                                                                                                                 Second Quarter 1998

           10.4          Amendment to American General Corporation 1994 Stock and           10.4                     Form 10-K
                         Incentive Plan (January 1999)                                                                for 1999

           10.5          Amendment to American General Corporation 1994 Stock and           10.5                     Form 10-K
                         Incentive Plan (January 2000)                                                                for 1999

           10.6          Amendment to American General Corporation 1994 Stock and           10.1                 Form 10-Q for Third
                         Incentive Plan (November 2000)                                                             Quarter 2000

           10.7          American General Corporation 1997 Stock and Incentive Plan         10.3                   Form 10-Q for
                                                                                                                 Second Quarter 1998

           10.8          Amendment to American General Corporation 1997 Stock and           10.7                     Form 10-K
                         Incentive Plan (January 1999)                                                                for 1999

           10.9          Amendment to American General Corporation 1997 Stock and           10.2                 Form 10-Q for Third
                         Incentive Plan (November 2000)                                                             Quarter 2000

           10.10         American General Corporation 1999 Stock and Incentive Plan         10.4                     Form 10-K
                                                                                                                      for 1998

           10.11         Amendment to American General Corporation 1999 Stock and           10.9                     Form 10-K
                         Incentive Plan (January 1999)                                                                for 1999

           10.12         Amendment to American General Corporation 1999 Stock and           10.3                 Form 10-Q for Third
                         Incentive Plan (November 2000)                                                             Quarter 2000

           10.13         Amended and Restated American General Corporation Deferred         10.13*                       NA
                         Compensation Plan (12/11/00)
                                                                                                 (continued on next page)



 11    AMERICAN GENERAL

                                                                                          Filed Herewith(*), Nonapplicable (NA),
                                                                                                            or
                                                                                               Incorporated by Reference to
                                                                                         ----------------------------------------
                                                                                                               American General
        Exhibit                                                                                               Registration No. or
         Number                                                                               Exhibit               Report
---------------------------------------------------------------------------------------------------------------------------------
           10.14      Amended and Restated Restoration of Retirement Income Plan for          10.14*                  NA
                      Certain Employees Participating in the Restated American General
                      Retirement Plan (Restoration of Retirement Income Plan)
                      (12/31/98)

           10.15      Amended and Restated American General Supplemental Thrift Plan          10.15*                  NA
                      (12/31/98)

           10.16      Employment Agreement between American General and Robert M.             10.12               Form 10-K
                      Devlin                                                                                       for 1997

           10.17      First Amendment to Employment Agreement between American General        10.3            Form 10-Q for First
                      and Robert M. Devlin                                                                       Quarter 1998

           10.18      Second Amendment to Employment Agreement between American General       10.1            Form 10-Q for First
                      and Robert M. Devlin                                                                       Quarter 2000

           10.19      Letter Amendment to Employment Agreement and Split Dollar               10.19*                  NA
                      Agreement between American General Corporation, Prudential plc, and Robert M. Devlin

           10.20      Form of Employment Agreement between American General and each of       10.3            Form 10-Q for First
                      the following executive officers: Frederick W. Geissinger, John                            Quarter 2000
                      A. Graf, Rodney O. Martin Jr., and Richard W. Scott

           10.21      Letter Amendment to Employment Agreement and Split Dollar               10.21*                  NA
                      Agreement between American General Corporation, Prudential plc, and Frederick W. Geissinger

           10.22      Letter Amendment to Employment Agreement and Split Dollar               10.22*                  NA
                      Agreement between American General Corporation, Prudential plc, and John A. Graf

           10.23      Letter Amendment to Employment Agreement between American General       10.23*                  NA
                      Corporation, Prudential plc, and Rodney O. Martin Jr.

           10.24      Supplemental Executive Retirement Agreement between American            10.15               Form 10-K
                      General and Robert M. Devlin                                                                 for 1997

           10.25      First Amendment to Supplemental Executive Retirement Agreement          10.6            Form 10-Q for First
                      between American General and Robert M. Devlin                                              Quarter 1998

           10.26      Second Amendment to Supplemental Executive Retirement Agreement         10.2            Form 10-Q for First
                      between American General and Robert M. Devlin                                              Quarter 2000

           10.27      Form of Supplemental Executive Retirement Agreement between             10.4            Form 10-Q for First
                      American General and each of the following executive officers:                             Quarter 2000
                      Frederick W. Geissinger and Rodney O. Martin Jr.

           10.28      First Amendment to Supplemental Executive Retirement Agreement          10.28*                  NA
                      between American General and Rodney O. Martin Jr.

           10.29      Form of Supplemental Executive Retirement Agreement between             10.5            Form 10-Q for First
                      American General and each of the following executive officers:                             Quarter 2000
                      John A. Graf and Richard W. Scott

           10.30      American General Corporation Supplemental Executive Retirement          10.1            Form 10-Q for Third
                      Plan                                                                                       Quarter 1998

           10.31      Form of Change in Control Severance Agreement for Executive             10.32               Form 10-K
                      Officers                                                                                     for 1999

(continued on next page)



                                                           2000 FORM 10-K     12

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
           10.32         Forms of Split-Dollar Agreement and Assignment of Life Insurance   10.9                 Form 10-Q for First
                         Policy as Collateral Agreement                                                             Quarter 1998
           10.33         American General Corporation Performance-Based Plan for Executive  10.33*                       NA
                         Officers, Amended and Restated Effective January 29, 1998
           10.34         American General Corporation Retirement Plan for Directors (as     10.34*                       NA
                         amended and restated 1/29/98)
           10.35         American General Corporation Benefit Trust Agreement               10.35*                       NA
           10.36         Western National Corporation 1993 Stock and Incentive Plan, as     10.18 to WNC                 NA
                         amended                                                            annual report on
                                                                                            Form 10-K for
                                                                                            1995
           11            Computation of Earnings per Share (included in Note 18 of Notes    NA                           NA
                         to Financial Statements in American General's 2000 Annual Report
                         to Shareholders)
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of     12*                          NA
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 2000 Annual Report to Shareholders  13*                          NA
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General                                   21*                          NA
           23            Consent of Ernst & Young LLP, Independent Auditors                 23*                          NA
           24            Powers of attorney for the directors signing this Form 10-K        24*                          NA

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

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed after September 30, 2000:

     1. Current Report on Form 8-K dated November 1, 2000, with respect to authorization for issuance of $250 million of American General's 7 1/2% Notes Due 2010.

     2. Current Report on Form 8-K dated December 7, 2000, with respect to the pricing of the public offering of 4,000,000 8.05% Trust Preferred Securities of American General Capital III at $25 per security.

     3. Current Report on Form 8-K dated March 12, 2001, with respect to the Agreement and Plan of Merger, dated as of March 11, 2001, entered into by and among American General; Prudential plc, a public limited company incorporated in England and Wales; Holborn Delaware Partnership (HDP), a Delaware general partnership and a wholly owned indirect subsidiary of Prudential plc; and Ascend Merger Corp., a Texas corporation and a wholly owned subsidiary of HDP.

       AMERICAN GENERAL

AMERICAN GENERAL CORPORATION

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN AFFILIATES

In millions

                                                                              At December 31, 2000
                                                              -----------------------------------------------------
                                                                                                          Amount
                                                                Cost                                     Shown in
                                                                 or                                    Consolidated
                                                              Amortized              Fair                Balance
                     Type of Investment                         Cost                Value                 Sheet
-------------------------------------------------------------------------------------------------------------------
Fixed maturity securities
  Bonds and notes
     U.S. government obligations                               $   623             $   665                $    665
     States and political subdivisions                             710                 731                     731
     Foreign governments                                           549                 574                     574
     Mortgage-backed securities                                 13,652              13,964                  13,964
     Public utilities                                            3,794               3,879                   3,879
     All other corporates                                       45,062              44,243                  44,243
  Redeemable preferred stocks                                       70                  76                      76
-------------------------------------------------------------------------------------------------------------------
          Total fixed maturity securities                       64,460              64,132                  64,132
-------------------------------------------------------------------------------------------------------------------
Equity securities
  Common stocks                                                    680                 680                     680
  Perpetual preferred stocks                                       152                 151                     151
-------------------------------------------------------------------------------------------------------------------
          Total equity securities                                  832                 831                     831
-------------------------------------------------------------------------------------------------------------------
Mortgage loans on real estate*                                   3,920                                       3,920
Investment real estate*
  Investment properties                                            152                                         152
  Acquired in satisfaction of debt                                  62                                          62
Policy loans                                                     2,433                                       2,433
Other long-term investments                                         92                                          92
Short-term investments                                             671                                         671
-------------------------------------------------------------------------------------------------------------------
          Total investments                                    $72,622                                    $ 72,293
-------------------------------------------------------------------------------------------------------------------

* Net of applicable allowance for losses. See Schedule V of this Form 10-K.



                                                           2000 FORM 10-K     14

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

INCOME STATEMENT OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

In millions

                                                                          For the Years Ended December 31,
                                                              --------------------------------------------------------
                                                                2000                    1999                    1998
----------------------------------------------------------------------------------------------------------------------
Revenues
  Dividends - affiliated                                       $  557                  $  682                  $  793
  Interest income - affiliated                                    216                     217                     198
  Net investment gains (losses)                                     -                      (1)                     67
  Other income
     Affiliated                                                    55                      53                      42
     Other                                                          -                       8                       3
----------------------------------------------------------------------------------------------------------------------
       Total revenues                                             828                     959                   1,103
----------------------------------------------------------------------------------------------------------------------
Expenses
  Operating costs and expenses
     Affiliated                                                    17                      17                       6
     Other                                                        144                     140                     120
  Interest expense
     Affiliated(a)                                                200                     187                     181
     Other                                                        224                     196                     179
  Litigation settlements(b)                                        10                       -                      56
----------------------------------------------------------------------------------------------------------------------
       Total expenses                                             595                     540                     542
----------------------------------------------------------------------------------------------------------------------
Income before income tax benefit and equity in undistributed
  net income of subsidiaries                                      233                     419                     561
Income tax benefit                                                111                      94                      81
Equity in undistributed net income of subsidiaries (net of
  dividends paid to parent)                                       659                     618                     122
----------------------------------------------------------------------------------------------------------------------
       Net income                                              $1,003                  $1,131                  $  764
----------------------------------------------------------------------------------------------------------------------

(a) Includes $171 million, $155 million, and $150 million in 2000, 1999, and 1998, respectively, related to subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 11 of Notes to Financial Statements in American General's 2000 ARS.

(b) Represents a portion of administrative and legal costs related to settlements of class action lawsuits involving American General's subsidiaries. Additional information is incorporated herein by reference to
    Note 17.2 of Notes to Financial Statements in American General's 2000 ARS.



 15    AMERICAN GENERAL

AMERICAN GENERAL CORPORATION

BALANCE SHEET OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

In millions

                                                                        At December 31,
                                                              -----------------------------------
                                                               2000          1999          1998
-------------------------------------------------------------------------------------------------
Assets
  Investments
     Subsidiaries, at equity                                  $11,275       $ 9,581       $11,507
     Other                                                          -             -             7
  Cash                                                              3             1             -
  Receivables from subsidiaries                                   100            31           337
  Indebtedness from subsidiaries                                2,605         2,595         2,604
  Other                                                           169           133           129
-------------------------------------------------------------------------------------------------
       Total assets                                           $14,152       $12,341       $14,584
-------------------------------------------------------------------------------------------------
Liabilities
  Short-term debt                                             $ 1,921       $ 1,932       $ 1,607
  Long-term debt(a)
     Senior(b)                                                  1,348         1,198         1,147
     Subordinated, held by subsidiaries(c)                      2,316         2,221         2,018
  Indebtedness to subsidiaries                                    327           327           426
  Liability for litigation settlements(d)                         253           130           366
  Federal income taxes                                              4            (6)            8
  Other                                                           163           119           141
-------------------------------------------------------------------------------------------------
       Total liabilities                                        6,332         5,921         5,713
-------------------------------------------------------------------------------------------------
Shareholders' equity
  Convertible preferred stock                                       -            85            85
  Common stock                                                    887           962           939
  Retained earnings                                             8,294         7,732         7,007
  Accumulated other comprehensive income (loss)(e)               (304)       (1,278)        1,599
  Cost of treasury stock(f)                                    (1,057)       (1,081)         (759)
-------------------------------------------------------------------------------------------------
       Total shareholders' equity                               7,820         6,420         8,871
-------------------------------------------------------------------------------------------------
       Total liabilities and equity                           $14,152       $12,341       $14,584
-------------------------------------------------------------------------------------------------

(a) The five-year schedule of debt maturities is as follows: 2001 - $3 million; 2002 - $35 million; 2003 - $100 million; 2004 - $149 million; and 2005 -
    $294 million.

(b) The principal amount of American General senior notes held by subsidiaries was $10 million at December 31, 2000, 1999, and 1998.

(c) Includes $2.3 billion, $2.2 billion, and $2.0 billion in 2000, 1999, and 1998, respectively, of subordinated debentures issued in conjunction with the issuances of preferred securities of subsidiaries. Additional information is incorporated herein by reference to Note 11 of Notes to Financial Statements in American General's 2000 ARS.

(d) Represents liability for settlements of industrial life class action lawsuits of $159 million at December 31, 2000, and market conduct class action lawsuits of $94 million, $130 million, and $310 million at December 31, 2000, 1999, and 1998, respectively, assumed from American General's life insurance subsidiaries; the parent company had a related receivable from subsidiaries in 1998. Additional information is incorporated herein by reference to Note 17.2 of Notes to Financial Statements in American General's 2000 ARS.

(e) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 2000 ARS.

(f) Includes 1,399,228 shares, at a cost of $8 million in 2000, 1999, and 1998, which are held by a subsidiary.


                                                           2000 FORM 10-K     16

AMERICAN GENERAL CORPORATION

SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)

STATEMENT OF CASH FLOWS OF AMERICAN GENERAL CORPORATION (PARENT ONLY)

In millions

                                                                For the Years Ended December 31,
                                                                ---------------------------------
                                                                 2000         1999         1998
-------------------------------------------------------------------------------------------------
Operating activities
  Net income                                                    $1,003       $1,131       $  764
  Reconciling adjustments
     Equity in undistributed net income of subsidiaries (net
      of dividends paid to parent)                                (659)        (618)        (122)
     Other, net                                                    120           78           93
-------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                   464          591          735
-------------------------------------------------------------------------------------------------
Investing activities
  Net (increase) decrease in indebtedness from subsidiaries        (10)           9         (870)
  Net increase (decrease) in indebtedness to subsidiaries            -          (99)          66
  Capital contributions to subsidiaries                            (45)        (257)        (152)
  Return of capital from subsidiaries                                4            4           10
  Acquisitions                                                     (17)         (20)           -
  Net decrease in other investments                                  -            7           75
  Other, net                                                        (4)          (2)           9
-------------------------------------------------------------------------------------------------
       Net cash used for investing activities                      (72)        (358)        (862)
-------------------------------------------------------------------------------------------------
Financing activities
  Net increase (decrease) in short-term debt                       (11)         325        1,032
  Long-term debt issuances                                         906          356            -
  Long-term debt redemptions                                      (416)        (103)        (357)
  Common stock repurchases                                        (455)        (425)        (195)
  Dividends on common stock                                       (440)        (400)        (375)
  Other, net                                                        26           15           22
-------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities       (390)        (232)         127
-------------------------------------------------------------------------------------------------
Net increase in cash                                                 2            1            -
Cash at beginning of year                                            1            -            -
-------------------------------------------------------------------------------------------------
       Cash at end of year                                      $    3       $    1       $    -
-------------------------------------------------------------------------------------------------

17  AMERICAN GENERAL

AMERICAN GENERAL CORPORATION

SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

In millions

                                      At December 31,                          For the Years Ended December 31,
                                   ----------------------      ----------------------------------------------------------------
                                                                                                         Amorti-
                                                                                                         zation
                                                               Premiums                                    of
                                   Deferred      Insurance       and                       Insurance     Deferred
                                   Policy          and          Other          Net           and         Policy         Other
                                   Acquisition   Annuity       Consider-     Investment    Annuity       Acquisition   Operating
             Division              Costs(a)(b)   Liabilities(c) ations       Income(d)     Benefits      Costs(b)(e)   Expenses
-------------------------------------------------------------------------------------------------------------------------------
2000
  Retirement Services               $2,694       $42,203        $  631        $3,218        $2,552         $101         $  277
  Life Insurance                     3,752        25,942         3,014         2,198         2,860          539            867
  Consumer Finance                      12           522           193            84            89            9             10
  Other(f)                               -          (358)            1           (47)           (1)           2            850
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $6,458       $68,309        $3,839        $5,453        $5,500         $651         $2,004
-------------------------------------------------------------------------------------------------------------------------------
1999
  Retirement Services               $2,338       $39,714        $  568        $2,972        $2,377         $126         $  212
  Life Insurance                     3,800        26,300         3,022         2,199         2,846          524            921
  Consumer Finance                      11           465           181            78            86            8             10
  Other(f)                               1           (78)            1           (17)            4            1            849
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $6,150       $66,401        $3,772        $5,232        $5,313         $659         $1,992
-------------------------------------------------------------------------------------------------------------------------------
1998
  Retirement Services               $1,328       $36,792        $  320        $2,753        $2,114         $113         $  169
  Life Insurance                     2,871        25,680         3,113         2,240         2,959          558            968
  Consumer Finance                      10           441           172            76            86            8             10
  Other(f)                               -           (69)            -            26             -            1            888
-------------------------------------------------------------------------------------------------------------------------------
     Consolidated                   $4,209       $62,844        $3,605        $5,095        $5,159         $680         $2,035
-------------------------------------------------------------------------------------------------------------------------------

(a) Includes fair value adjustment related to securities. Additional information is incorporated herein by reference to the section "Investments - Fair Value of Securities" of MD&A in American General's 2000 ARS.

(b) Includes cost of insurance purchased.

(c) Includes unearned premiums, other policy claims and benefits payable, and other policyholder funds, which are not significant relative to insurance and annuity liabilities.

(d) Represents earnings and related expenses on those investments considered necessary to support each division's business operations.

(e) Net of accretion of interest.

(f) Represents consumer finance non-insurance operations, corporate operations, goodwill amortization, minority interests, and interdivision eliminations.



                                                           2000 FORM 10-K     18

AMERICAN GENERAL CORPORATION

SCHEDULE IV - REINSURANCE

In millions

                                                                                                     Percentage
                                                                                                         of
                                                       Ceded to        Assumed                         Amount
                                          Gross          Other        from Other         Net          Assumed
Description                              Amount        Companies      Companies        Amount          to Net
---------------------------------------------------------------------------------------------------------------
2000
  Life insurance in force at year end   $393,743       $128,777         $1,063        $266,029            .4%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  3,421       $    331         $   17        $  3,107            .6%
       Accident and health insurance         710             98             21             633           3.3
       Property-liability insurance           75              3             27              99          27.0
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  4,206       $    432         $   65        $  3,839           1.7%
---------------------------------------------------------------------------------------------------------------
1999
  Life insurance in force at year end   $369,346       $ 94,450         $2,371        $277,267            .9%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  3,182       $    250         $   17        $  2,949            .5%
       Accident and health insurance         758            294            251             715          35.1
       Property-liability insurance           83             10             35             108          32.5
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  4,023       $    554         $  303        $  3,772           8.0%
---------------------------------------------------------------------------------------------------------------
1998
  Life insurance in force at year end   $344,857       $ 65,643         $2,474        $281,688            .9%
  Premiums and other considerations
     for the year
       Life insurance and annuities     $  2,832       $    205         $  116        $  2,743           4.2%
       Accident and health insurance         778            277            225             726          31.0
       Property-liability insurance          107              3             32             136          23.3
---------------------------------------------------------------------------------------------------------------
          Total premiums and other
             considerations             $  3,717       $    485         $  373        $  3,605          10.3%
---------------------------------------------------------------------------------------------------------------



 19    AMERICAN GENERAL

AMERICAN GENERAL CORPORATION

SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

In millions

                                                           Additions
                                              -----------------------------------
                                                  Charged to
                                 Balance at     Provision for        Charged to                              Balance at
                                 Beginning    Finance Receivable     Investment      Deduc-       Other        End of
Description                       of Year           Losses         (Gains)/Losses   tions(a)   Adjustments      Year
-----------------------------------------------------------------------------------------------------------------------
2000
  Allowance for losses on:
     Finance receivables            $396             $206               $  -          $206        $ (13)(b)     $383
     Mortgage loans on real
       estate                         26                -                  -             9            -           17
     Investment real estate           10                -                  3             1            -           12
  Restructuring liability             14                -                  -            10(c)         -            4
  Valuation allowance on
     deferred tax asset              448                -                  -             -         (261)(d)      187
-----------------------------------------------------------------------------------------------------------------------
       Total                        $894             $206               $  3          $226        $(274)        $603
-----------------------------------------------------------------------------------------------------------------------
1999
  Allowance for losses on:
     Finance receivables            $382             $207               $  -          $207        $  14(b)      $396
     Mortgage loans on real
       estate                         34                -                 (3)            5            -           26
     Investment real estate           14                -                  -             4            -           10
  Restructuring liability             30                -                  -            16(c)         -           14
  Valuation allowance on
     deferred tax asset               69                -                  -             2          381(d)       448
-----------------------------------------------------------------------------------------------------------------------
       Total                        $529             $207               $ (3)         $234        $ 395         $894
-----------------------------------------------------------------------------------------------------------------------
1998
  Allowance for losses on:
     Finance receivables            $373             $212               $  -          $220        $  17(b)      $382
     Mortgage loans on real
       estate                         54                -                (15)            5            -           34
     Investment real estate           18                -                  3             7            -           14
  Restructuring liability             62                -                  -            32(c)         -           30
  Valuation allowance on
     deferred tax asset               68                -                  -             -            1           69
-----------------------------------------------------------------------------------------------------------------------
       Total                        $575             $212               $(12)         $264        $  18         $529
-----------------------------------------------------------------------------------------------------------------------

(a) Resulting from write-offs of uncollectible receivables, mortgage loan payoffs, sales of real estate, foreclosures of real estate, and utilization of net loss carryforwards, unless otherwise noted.

(b) Relates to allowance for acquired/(sold) receivables.

(c) Restructuring costs related to the integration of USLIFE into the company's operations and the concurrent realignment of the life insurance division.

(d) Relates to unrealized losses on fixed maturity securities not expected to be realized; reported in other comprehensive income within shareholders' equity.

                                                           2000 FORM 10-K

AMERICAN GENERAL CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2001.

                                        AMERICAN GENERAL CORPORATION

                                        By: /s/  Nicholas R. Rasmussen
                                        ----------------------------------------
                                        Nicholas R. Rasmussen
                                        (Executive Vice President, Chief
                                        Financial Officer, and Treasurer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001.

Robert M. Devlin*
-----------------------------------------------------------------
Robert M. Devlin
(Chairman, President, and Chief Executive Officer -
Principal Executive Officer)


/s/  Nicholas R. Rasmussen
-----------------------------------------------------------------
Nicholas R. Rasmussen
(Executive Vice President, Chief Financial Officer, and Treasurer - Principal Financial Officer and Principal Accounting Officer)


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


W. Lipscomb Davis Jr.*
-----------------------------------------------------------------
W. Lipscomb Davis Jr.
(Director)


J. Edward Easler II*
-----------------------------------------------------------------
J. Edward Easler II
(Director)


Larry D. Horner*
-----------------------------------------------------------------
Larry D. Horner
(Director)


Richard J.V. Johnson*
-----------------------------------------------------------------
Richard J.V. Johnson
(Director)


Morris J. Kramer*
-----------------------------------------------------------------
Morris J. Kramer
(Director)


Michael E. Murphy*
-----------------------------------------------------------------
Michael E. Murphy
(Director)


Michael J. Poulos*
-----------------------------------------------------------------
Michael J. Poulos
(Director)


Robert E. Smittcamp*
-----------------------------------------------------------------
Robert E. Smittcamp
(Director)


Anne M. Tatlock*
-----------------------------------------------------------------
Anne M. Tatlock
(Director)


*By: /s/  Mark S. Berg
-----------------------------------------------------------------
Mark S. Berg
(Attorney-in-fact)


 21    AMERICAN GENERAL

                                 EXHIBIT INDEX

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
            2.1          Agreement and Plan of Merger, dated as of March 11, 2001, by and   2.01                   Form 8-K filed
                         among the company, Prudential plc, Holborn Delaware Partnership,                          March 12, 2001
                         and Ascend Merger Corp.
            3.1          Restated Articles of Incorporation of American General             4.1                       33-33115
                         Corporation
            3.2          Articles of Amendment to the Restated Articles of Incorporation    4                    Form 10-Q for First
                         of American General                                                                        Quarter 1998
            3.3          Amended and Restated Bylaws of American General Corporation        3                    Form 10-Q for Third
                                                                                                                    Quarter 2000
            4.1          There have not been filed as exhibits to this Form 10-K certain    NA                           NA
                         long-term debt instruments, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of the company. The company hereby agrees to furnish a copy of any such instrument to the Commission upon request.
           10.1          American General Corporation 1984 Stock and Incentive Plan         10.1                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.2          Amendment to American General Corporation 1984 Stock and           10.2                     Form 10-K
                         Incentive Plan (January 2000)                                                                for 1999
           10.3          American General Corporation 1994 Stock and Incentive Plan         10.2                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.4          Amendment to American General Corporation 1994 Stock and           10.4                     Form 10-K
                         Incentive Plan (January 1999)                                                                for 1999
           10.5          Amendment to American General Corporation 1994 Stock and           10.5                     Form 10-K
                         Incentive Plan (January 2000)                                                                for 1999
           10.6          Amendment to American General Corporation 1994 Stock and           10.1                 Form 10-Q for Third
                         Incentive Plan (November 2000)                                                             Quarter 2000
           10.7          American General Corporation 1997 Stock and Incentive Plan         10.3                   Form 10-Q for
                                                                                                                 Second Quarter 1998
           10.8          Amendment to American General Corporation 1997 Stock and           10.7                     Form 10-K
                         Incentive Plan (January 1999)                                                                for 1999
           10.9          Amendment to American General Corporation 1997 Stock and           10.2                 Form 10-Q for Third
                         Incentive Plan (November 2000)                                                             Quarter 2000
           10.10         American General Corporation 1999 Stock and Incentive Plan         10.4                     Form 10-K
                                                                                                                      for 1998
           10.11         Amendment to American General Corporation 1999 Stock and           10.9                     Form 10-K
                         Incentive Plan (January 1999)                                                                for 1999
           10.12         Amendment to American General Corporation 1999 Stock and           10.3                 Form 10-Q for Third
                         Incentive Plan (November 2000)                                                             Quarter 2000
           10.13         Amended and Restated American General Corporation Deferred         10.13*                       NA
                         Compensation Plan (12/11/00)
           10.14         Amended and Restated Restoration of Retirement Income Plan for     10.14*                       NA
                         Certain Employees Participating in the Restated American General
                         Retirement Plan (Restoration of Retirement Income Plan)
                         (12/31/98)
           10.15         Amended and Restated American General Supplemental Thrift Plan     10.15*                       NA
                         (12/31/98)
           10.16         Employment Agreement between American General and Robert M.        10.12                    Form 10-K
                         Devlin                                                                                       for 1997
                                                                                                 (continued on next page)

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
           10.17         First Amendment to Employment Agreement between American General   10.3                 Form 10-Q for First
                         and Robert M. Devlin                                                                       Quarter 1998
           10.18         Second Amendment to Employment Agreement between American General  10.1                 Form 10-Q for First
                         and Robert M. Devlin                                                                       Quarter 2000
           10.19         Letter Amendment to Employment Agreement and Split Dollar          10.19*                       NA
                         Agreement between American General Corporation, Prudential plc, and Robert M. Devlin
           10.20         Form of Employment Agreement between American General and each of  10.3                 Form 10-Q for First
                         the following executive officers: Frederick W. Geissinger, John                            Quarter 2000
                         A. Graf, Rodney O. Martin Jr., and Richard W. Scott
           10.21         Letter Amendment to Employment Agreement, Split Dollar Agreement   10.21*                       NA
                         and Change in Control Severance Agreement between American
                         General Corporation, Prudential plc, and Frederick W. Geissinger
           10.22         Letter Amendment to Employment Agreement, Split Dollar Agreement   10.22*                       NA
                         and Change in Control Severance Agreement between American
                         General Corporation, Prudential plc, and John A. Graf
           10.23         Letter Amendment to Employment Agreement, Split Dollar Agreement   10.23*                       NA
                         and Change in Control Severance Agreement between American
                         General Corporation, Prudential plc, and Rodney O. Martin Jr.
           10.24         Supplemental Executive Retirement Agreement between American       10.15                    Form 10-K
                         General and Robert M. Devlin                                                                 for 1997
           10.25         First Amendment to Supplemental Executive Retirement Agreement     10.6                 Form 10-Q for First
                         between American General and Robert M. Devlin                                              Quarter 1998
           10.26         Second Amendment to Supplemental Executive Retirement Agreement    10.2                 Form 10-Q for First
                         between American General and Robert M. Devlin                                              Quarter 2000
           10.27         Form of Supplemental Executive Retirement Agreement between        10.4                 Form 10-Q for First
                         American General and each of the following executive officers:                             Quarter 2000
                         Frederick W. Geissinger and Rodney O. Martin Jr.
           10.28         First Amendment to Supplemental Executive Retirement Agreement     10.28*                       NA
                         between American General and Rodney O. Martin Jr.
           10.29         Form of Supplemental Executive Retirement Agreement between        10.5                 Form 10-Q for First
                         American General and each of the following executive officers:                             Quarter 2000
                         John A. Graf and Richard W. Scott
           10.30         American General Corporation Supplemental Executive Retirement     10.1                 Form 10-Q for Third
                         Plan                                                                                       Quarter 1998
           10.31         Form of Change in Control Severance Agreement for Executive        10.32                    Form 10-K
                         Officers                                                                                     for 1999
           10.32         Forms of Split-Dollar Agreement and Assignment of Life Insurance   10.9                 Form 10-Q for First
                         Policy as Collateral Agreement                                                             Quarter 1998
           10.33         American General Corporation Performance-Based Plan for Executive  10.33*                       NA
                         Officers, Amended and Restated Effective January 29, 1998
           10.34         American General Corporation Retirement Plan for Directors (as     10.34*                       NA
                         amended and restated 1/29/98)
           10.35         American General Corporation Benefit Trust Agreement               10.35*                       NA
           10.36         Western National Corporation 1993 Stock and Incentive Plan, as     10.18 to WNC                 NA
                         amended                                                            annual report on
                                                                                            Form 10-K for
                                                                                            1995
           11            Computation of Earnings per Share (included in Note 18 of Notes    NA                           NA
                         to Financial Statements in American General's 2000 Annual Report
                         to Shareholders)
                                                                                                 (continued on next page)

                                                                                             Filed Herewith(*), Nonapplicable (NA),
                                                                                                               or
                                                                                                  Incorporated by Reference to
                                                                                            ----------------------------------------
                                                                                                                  American General
        Exhibit                                                                                                  Registration No. or
         Number                                                                                  Exhibit               Report
------------------------------------------------------------------------------------------------------------------------------------
           12            Computation of Ratio of Earnings to Fixed Charges and Ratio of     12*                          NA
                         Earnings to Combined Fixed Charges and Preferred Stock Dividends
           13            Portions of American General's 2000 Annual Report to Shareholders  13*                          NA
                         that are expressly incorporated herein by reference in this Form
                         10-K. Other sections of the Annual Report furnished for the information of the Commission are not deemed "filed" as part of this Form 10-K.
           21            Subsidiaries of American General                                   21*                          NA
           23            Consent of Ernst & Young LLP, Independent Auditors                 23*                          NA
           24            Powers of attorney for the directors signing this Form 10-K        24*                          NA

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

(b) Reports on Form 8-K.

     The following reports on Form 8-K were filed after September 30, 2000:

     1. Current Report on Form 8-K dated November 1, 2000, with respect to authorization for issuance of $250 million of American General's 7 1/2% Notes Due 2010.

     2. Current Report on Form 8-K dated December 7, 2000, with respect to the pricing of the public offering of 4,000,000 8.05% Trust Preferred Securities of American General Capital III at $25 per security.

     3. Current Report on Form 8-K dated March 12, 2001, with respect to the Agreement and Plan of Merger, dated as of March 11, 2001, entered into by and among American General; Prudential plc, a public limited company incorporated in England and Wales; Holborn Delaware Partnership (HDP), a Delaware general partnership and a wholly owned indirect subsidiary of Prudential plc; and Ascend Merger Corp., a Texas corporation and a wholly owned subsidiary of HDP.