Form 10-Q
period 2001-03-31
AMERICAN GENERAL CORP /TX/
filed 2001-05-15
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2001

                               OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

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

Yes   X  .     No      .

As of April 30, 2001, there were 499,115,156 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock outstanding.




                       INDEX TO FORM 10-Q


                                                                       Page
Part I.   FINANCIAL INFORMATION.


         Item 1.  Financial Statements.

                  Consolidated Income Statement for the three months
                    ended March 31, 2001 and 2000 ......................  2

                  Consolidated Balance Sheet at March 31, 2001
                    and December 31, 2000 ..............................  3

                  Consolidated Statements of Shareholders' Equity and
                    Comprehensive Income for the three months ended
                    March 31, 2001 and 2000 ............................  4

                  Consolidated Condensed Statement of Cash Flows for
                    the three months ended March 31, 2001 and 2000 .....  5

                  Notes to Consolidated Financial Statements ...........  6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................ 12

         Item 3.  Quantitative and Qualitative Disclosures
                    about Market Risk .................................. 27


Part II.  OTHER INFORMATION.


         Item 1.  Legal Proceedings .................................... 28

         Item 6.  Exhibits and Reports on Form 8-K ..................... 28





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN GENERAL CORPORATION
                 Consolidated Income Statement
                          (Unaudited)
              (In millions, except per share data)


                                                      Three Months Ended
                                                           March 31,
                                                        2001      2000
Revenues
 Premiums and other considerations ................  $    928  $    993
 Net investment income ............................     1,388     1,330
 Finance charges ..................................       420       391
 Investment gains (losses) ........................       (35)      (51)
 Other revenues ...................................        69        74
     Total revenues ...............................     2,770     2,737

Benefits and expenses
 Insurance and annuity benefits ...................     1,377     1,384
 Operating costs and expenses .....................       379       396
 Commissions ......................................       296       317
 Change in deferred policy acquisition costs and
  cost of insurance purchased .....................      (111)     (116)
 Provision for finance receivable losses ..........        60        49
 Goodwill amortization ............................        12        12
 Interest expense
  Corporate .......................................        57        54
  Consumer Lending ................................       172       163
     Total benefits and expenses ..................     2,242     2,259

Net income
 Income before income tax expense .................       528       478
 Income tax expense ...............................       177       168
 Income before net dividends on preferred
  securities of subsidiaries ......................       351       310
 Net dividends on preferred securities
  of subsidiaries .................................        28        25
     Net income ...................................  $    323  $    285

 Net income per share
  Basic ...........................................  $    .65  $    .57
  Diluted .........................................  $    .64  $    .56




                  AMERICAN GENERAL CORPORATION
                  Consolidated Balance Sheet
                          (Unaudited)
                         (In millions)

                                                 March 31,  December 31,
                                                    2001        2000
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $66,323; $64,460) ........................    $ 67,228    $ 64,132
  Mortgage loans on real estate ..............       3,931       3,920
  Equity securities (cost: $805; $832) .......         783         831
  Policy loans ...............................       2,432       2,433
  Real estate and other long-term investments.         361         306
  Short-term investments .....................       4,131         671
      Total investments ......................      78,866      72,293
 Assets held in separate accounts ............      20,028      23,234
 Finance receivables, net ....................      11,366      11,378
 Deferred policy acquisition costs ...........       5,235       5,464
 Cost of insurance purchased .................         901         994
 Goodwill ....................................       1,437       1,448
 Other assets ................................       6,523       5,283
      Total assets ...........................    $124,356    $120,094

Liabilities
 Insurance and annuity liabilities ...........    $ 69,709    $ 68,309
 Liabilities related to separate accounts ....      20,028      23,234
 Debt (short-term)
  Corporate ($2,116; $1,921) .................       3,454       3,259
  Consumer Lending ($5,180; $5,162) ..........      10,820      10,833
 Income tax liabilities ......................       1,422       1,151
 Other liabilities ...........................       8,279       3,421
      Total liabilities ......................     113,712     110,207

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes ..       2,067       2,067

Shareholders' equity
 Common stock
  Shares issued: 538.6; 538.6
  Shares outstanding: 499.7; 500.7 ...........         879         887
 Retained earnings ...........................       8,498       8,294
 Accumulated other comprehensive income (loss)         285        (304)
 Cost of treasury stock ......................      (1,085)     (1,057)
      Total shareholders' equity .............       8,577       7,820
      Total liabilities and equity ...........    $124,356    $120,094




                  AMERICAN GENERAL CORPORATION
Consolidated Statements of Shareholders' Equity and Comprehensive Income
                          (Unaudited)
              (In millions, except per share data)

                                                        Three Months Ended
                                                             March 31,
Shareholders' Equity                                      2001      2000

Preferred stock
 Balance at beginning of period ...................... $     -   $    85
 Conversion into common shares .......................       -       (85)

 Balance at end of period ............................       -         -

Common stock
 Balance at beginning of period ......................     887       962
 Issuance of treasury shares .........................      (8)      (26)
 Balance at end of period ............................     879       936

Retained earnings
 Balance at beginning of period ......................   8,294     7,732
 Net income ..........................................     323       285
 Cash dividends (per share)
  Common ($.24; $.22) ................................    (119)     (109)
  Preferred (-; $.64) ...............................        -        (1)

 Balance at end of period ............................   8,498     7,907

Accumulated other comprehensive income (loss)
 Balance at beginning of period.......................    (304)   (1,278)
 Change in net unrealized gains (losses) on securities     632        87
 Change in net unrealized gains (losses) on
  derivatives ........................................     (55)        -
 Other ...............................................      12        10

 Balance at end of period ............................     285    (1,181)

Treasury stock
 Balance at beginning of period ......................  (1,057)   (1,081)
 Repurchase of common shares .........................     (63)      (93)
 Conversion of preferred stock .......................       -        99
 Issuance under employee benefit plans and other .....      35        23

 Balance at end of period ............................  (1,085)   (1,052)

   Total shareholders' equity ........................ $ 8,577   $ 6,610

Comprehensive Income

Net income ........................................... $   323   $   285

Change in net unrealized gains (losses)
 Securities:
  Fair value of fixed maturity and equity securities .   1,211       116
  Deferred policy acquisition costs and cost of
   insurance purchased ...............................    (436)       18
  Deferred income taxes ..............................    (143)      (47)

     Change related to securities ....................     632        87
 Derivatives:
  Fair value of derivatives ..........................     (40)        -
  Deferred income taxes ..............................      14         -
  Cumulative adjustment for change in accounting
   principle, net of tax .............................     (29)        -

     Change related to derivatives ...................     (55)        -
 Other ...............................................      12        10

   Total change in net unrealized gains (losses) .....     589        97

Comprehensive income (loss) .......................... $   912   $   382




                  AMERICAN GENERAL CORPORATION
         Consolidated Condensed Statement of Cash Flows
                          (Unaudited)
                         (In millions)

                                                       Three Months Ended
                                                            March 31,
                                                         2001      2000

Operating activities
       Net cash provided by operating activities ... $    713  $    629

Investing activities
 Investment purchases ..............................   (9,575)   (4,550)
 Investment dispositions and repayments ............    7,852     3,485
 Finance receivable originations and purchases .....   (1,500)   (1,505)
 Finance receivable principal payments received ....    1,440     1,333
 Net increase in short-term investments ............   (3,460)   (1,179)
 Other, net ........................................      (94)      (48)
       Net cash used for investing activities ......   (5,337)   (2,464)

Financing activities
 Asset Accumulation and Financial Services - Life
  Insurance
   Policyholder account deposits ...................    2,239     1,770
   Policyholder account withdrawals ................   (1,271)   (1,712)
      Net policyholder account deposits ............      968        58
   Short-term collateralized financings ............    3,619     1,698
      Total Asset Accumulation and Financial
       Services - Life Insurance ...................    4,587     1,756
 Financial Services - Consumer Lending
   Net increase in short-term debt .................       18        80
   Long-term debt issuances ........................       81       379
   Long-term debt redemptions ......................     (113)     (396)
   Other ...........................................       46         -
      Total Financial Services - Consumer Lending ..       32        63
 Corporate
   Net increase in short-term debt .................      195       117
   Common stock repurchases ........................      (68)      (90)
   Dividends on common stock .......................     (119)     (109)
   Other, net ......................................      (48)       44
      Total Corporate ..............................      (40)      (38)
       Net cash provided by financing activities ...    4,579     1,781

Net decrease in cash ...............................      (45)      (54)
Cash at beginning of period ........................      266       294
Cash at end of period .............................. $    221  $    240

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes .................................... $      7  $     36
   Interest
    Corporate ......................................       70        60
    Consumer Lending ...............................      191       195
   Dividends on preferred securities of
    subsidiaries ...................................       39        28




                  AMERICAN GENERAL CORPORATION
           Notes to Consolidated Financial Statements
                         March 31, 2001
                   (In millions, except per share data)


1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation (American General) and its subsidiaries (collectively, the company or we) have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at March 31, 2001, and the consolidated results of operations, shareholders' equity, comprehensive income, and cash flows for the three months ended March 31, 2001 and 2000.

2. Merger. As previously announced, on March 11, 2001, the company, Prudential plc (Prudential), a public limited company incorporated in England and Wales, and certain wholly owned subsidiaries of Prudential entered into an Agreement and Plan of Merger (the Prudential Agreement). On May 11, 2001, these parties together with American International Group, Inc.(AIG), a Delaware corporation, entered into a Tri-Party Agreement, pursuant to which, among other things, the Prudential Agreement has been terminated. In accordance with the terms of the Prudential Agreement, the company concurrently paid Prudential the $600 million termination fee mandated by that agreement.

    On May 11, 2001, the company, AIG, and a wholly owned subsidiary of AIG entered into an Agreement and Plan of Merger (the AIG Agreement), pursuant to which the company will become a wholly owned subsidiary of AIG. Under the terms of the AIG Agreement, which has been approved by the boards of directors of AIG and the company, company shareholders will receive AIG common stock according to an exchange ratio that will be determined based on the 10-day average price of AIG's common stock ending three days prior to closing (the AIG Average Price). This exchange ratio will provide company shareholders with AIG common stock valued at $46 per American General share as long as the AIG Average Price is between $76.20 and $84.22. If the AIG Average Price is between $76.20 and $84.22, the exchange ratio will be equal to $46 divided by the AIG Average Price. If the AIG Average Price is equal to or less than $76.20 or equal to or more than $84.22, company shareholders will receive 0.6037 or 0.5462 AIG shares, respectively.

    The AIG Agreement is subject to various regulatory approvals and other customary conditions, as well as the approval of company shareholders. The transaction is expected to close by year end.

3. Derivative Financial Instruments. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument are reported in net income or comprehensive income, depending upon the intended use of the derivative instrument.

    Upon adoption of SFAS 133, we recorded aftertax cumulative adjustments to reduce accumulated other comprehensive income in shareholders' equity by $29 million and to reduce net income by $1 million. The reduction of accumulated other comprehensive income was primarily the result of recognizing the fair value of interest rate swaps related to debt on the balance sheet. Since we anticipate holding the swaps for their full term, we do not expect this amount to impact earnings in future periods. The reduction of net income relates to the company's use of swaptions, which do not meet the new requirements for hedge accounting.

    Our use of derivative financial instruments is generally limited to reducing our exposure to interest rate and currency exchange risk. We currently use interest rate and currency swap agreements, substantially all of which qualify as cash flow hedges, and options to enter into interest rate swap agreements, which are not accounted for as hedges.

    For derivative instruments that are designated and qualify as cash flow hedges, we report the effective portion of the gain or loss on the derivative instrument as a component of comprehensive income. For derivative instruments that are designated and qualify as fair value hedges, we recognize the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, in investment gains (losses). We report any ineffectiveness for either type of hedge, as well as changes in fair value of derivatives not considered hedges, in investment gains (losses).

    Activity in derivative financial instruments did not have a material effect on net investment income, interest expense, investment gains (losses), or net income during the three months ended March 31, 2001 or 2000.

4. Calculation of Earnings Per Share. We calculate basic and diluted earnings per share as follows:
                                                       Three Months Ended
                                                           March 31,
                                                        2001        2000

    Net income/basic earnings ......................   $ 323       $ 285
    Net dividends on convertible preferred
     securities of subsidiary ...... ...............       -           3
      Diluted earnings ......... ...................   $ 323       $ 288

    Average basic shares outstanding ...............   499.1       497.7
    Dilutive securities
      Stock options ................................     4.0         2.9
      Restricted stock .............................     1.3         1.1
      Convertible preferred securities of subsidiary       -        12.3
        Average diluted shares outstanding .........   504.4       514.0

    Net income per share
     Basic .........................................    $.65        $.57
     Diluted .......................................    $.64        $.56

5. Dollar Rolls. We use dollar roll agreements as part of our strategy to increase investment income. Dollar rolls are agreements to sell mortgage-backed securities and repurchase substantially the same securities at a specified price and date in the future. We account for dollar rolls as short-term collateralized financings and include the repurchase obligation in other liabilities. At March 31, 2001, the company had $3.7 billion of outstanding dollar roll agreements. The average amount outstanding and the weighted-average interest rate on the short-term collateralized borrowings for the three months ended March 31, 2001 were $3.2 billion and 4.9%, respectively.

6. Investing Activities. Cash flows related to investing activities were as follows:
                                                       Dispositions and
                                    Purchases             Repayments
                                Three Months Ended    Three Months Ended
                                    March 31,             March 31,
                                 2001        2000      2001        2000
    Fixed maturity securities $ 9,441     $ 4,340   $ 7,744     $ 3,345
    Mortgage loans                 72          85        91         105
    Equity securities              35          10        10          10
    Other                          27         115         7          25
      Total                   $ 9,575     $ 4,550   $ 7,852     $ 3,485

7. Legal Proceedings. The company is party to various lawsuits and proceedings, including the following:

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

   3) Four purported class action lawsuits have been filed by alleged shareholders against the company and certain of its officers and directors in connection with the Agreement and Plan of Merger entered into on March 11, 2001, between the company and Prudential pursuant to which the company would become a wholly owned subsidiary of Prudential: (1) Samuel Bamdas Revocable Trust v. American General Corp., et al., Civil Action No. 2001-14869 (filed March 20, 2001, in the District Court of Harris County, Texas, 11th Judicial District),
        (2) Harold Goldberg v. American General Corp., et al., Civil Action No. 2001-18388 (filed April 4, 2001, in the District Court of Harris County, Texas, 133rd Judicial District), (3) Kenneth Steiner v. Robert M. Devlin, et al., Civil Action No. 2001-18389 (filed
        April 4, 2001, in the District Court of Harris County, Texas, 164th Judicial District), and (4) Richard Britten v. Robert M. Devlin, et al., Civil Action No. 2001-19670 (filed April 12, 2001,in the District Court of Harris County, Texas, 189th Judicial District). These actions were each filed by a purported class of shareholders alleging that certain officers and directors of the company breached their fiduciary duties in connection with the pricing and terms of the proposed Prudential transaction. In each of these actions, the plaintiffs generally are seeking injunctive relief and other unspecified damages, fees, and expenses. Additional suits making similar allegations are possible.

        Also, on April 9, 2001, two shareholder derivative lawsuits were filed in the United States District Court for the Southern District of Texas, purportedly on behalf of the company against certain officers and directors of the company challenging the company's merger with Prudential: (1) Michael Hastings v. Morris J. Kramer, et al., Civil Action No. H-01-1174 and (2) Carolinas Electrical Workers Retirement Fund v. Morris J. Kramer, et al., Civil Action No. H-01-1176. These derivative actions allege that the defendants breached their fiduciary duties by entering into the agreement and plan of merger with Prudential, and generally seek injunctive relief and other monetary damages. Additional similar derivative suits are possible.

        Also on April 9, 2001, Prudential filed an action against AIG seeking injunctive and other relief in connection with AIG's offer to acquire the company. Certain plaintiffs in the derivative actions have intervened in that action, captioned Prudential plc, et al. v. American International Group, Inc., Civil Action No. 2001-19138 (District Court of Harris County, Texas, 295th Judicial District) (the Prudential-AIG Action), purportedly on behalf of the company. These intervenor/plaintiffs have named certain officers and directors of the company as defendants in the Prudential-AIG Action. The Prudential-AIG Action was removed to the United States District Court for the Southern District of Texas and is now Civil Action No. H-01-1273. Prudential entered into a Tri-Party Agreement dated May 11, 2001, with AIG and the company pursuant to which Prudential agreed to terminate with prejudice its lawsuit against AIG.

   4) The company is also party to various other lawsuits and proceedings arising in the ordinary course of business. These lawsuits and proceedings include certain class action claims and claims filed by individuals who excluded themselves from industrial life and market conduct settlements relating to life insurance pricing and sales practices. In addition, many of these proceedings are pending in jurisdictions that permit damage awards disproportionate to the actual economic damages alleged to have been incurred. Based upon information presently available, we believe that the total amounts that will ultimately be paid arising from these lawsuits and proceedings will not have a material adverse effect on the company's results of operations and financial position. However, it should be noted that the frequency of large damage awards, including large punitive damage awards that bear little or no relation to actual economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given suit.

8. Tax Return Examinations. American General and the majority of its subsidiaries file a consolidated Federal income tax return. The Internal Revenue Service has completed examinations of our tax returns through 1992 and is currently examining our tax returns for 1993 through 1999. Although the final outcome of any issues raised is uncertain, we believe that the ultimate liability, including interest, will not exceed amounts recorded in the financial statements.

9. Dividends on Preferred Securities of Subsidiaries. Dividends related to redeemable equity were as follows:

                                             Three Months Ended
                                                  March 31,
                                              2001        2000
    Net dividends on preferred securities
     of subsidiaries                         $ 28        $ 25
    Tax benefit                                15          13
    Pretax dividends                           43          38
    Amortization of debt issue costs           (1)          -
    Dividends accrued but not paid             (3)        (10)

    Dividends paid                           $ 39        $ 28

10. Division Results. We report our financial results in three business divisions, as well as a category for corporate operations. Results of each division include earnings from its business operations that reflect the amount of equity we consider sufficient to support risks inherent in the division's business and to maintain financial strength and debt ratings. Corporate operations include parent company expenses, the cost of corporate borrowings, and earnings on corporate assets. Goodwill amortization, investment gains (losses), and non-recurring items are also excluded from division results, consistent with the manner in which management reviews and evaluates division results.

    Division earnings information for the three months ended March 31, was as follows:

                                                Income
                              Revenues       before Taxes     Net Income
                            2001    2000     2001    2000    2001    2000

    Asset Accumulation    $1,072  $  983   $  268  $  243  $  183  $  162
    Financial Services -
     Life Insurance        1,277   1,352      297     284     198     187
    Financial Services -
     Consumer Lending        490     463      103      92      66      59
      Total divisions      2,839   2,798      668     619     447     408

    Corporate operations     (34)    (10)     (93)    (78)    (61)    (53)
    Goodwill amortization                     (12)    (12)    (12)    (12)
    Net dividends on
     preferred securities
     of subsidiaries                                          (28)    (25)

    Operating earnings                                        346     318
    Investment losses        (35)    (51)     (35)    (51)    (23)    (33)

      Total               $2,770  $2,737   $  528  $  478  $  323  $  285




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


                            OVERVIEW

The company is a diversified financial services organization with $124 billion of assets and over $23 billion of annual revenues and deposits. We are a leading provider of retirement services, life insurance, consumer loans, and investments to over 12 million customers. Our operating earnings per share for first quarter 2001 increased 11% to $.69 and return on equity reached 17.2%.

Our financial highlights were as follows:

                                Three Months Ended
                                     March 31,
                                  2001       2000

Revenues and deposits          $  5,829   $  5,565
Earnings
 Operating earnings                 346        318
 Net income                         323        285
Per share
 Operating earnings                 .69        .62
 Net income                         .64        .56
 Shareholders' equity*            16.44      15.80
Assets*                         123,812    123,061
Return on equity*                 17.17%     16.07%
Average shares outstanding          504        514

* Excludes SFAS 115 and SFAS 133 unrealized gains (losses).

Revenues and deposits increased $264 million, or 5%, for the three months ended March 31, 2001, compared to the same period in 2000, primarily due to higher fixed annuity deposits in our asset accumulation division. Operating earnings increased 9% for the three months of 2001 due to increases in earnings in our asset accumulation division (up 13%), financial services - life insurance division (up 6%), and financial services - consumer lending division (up 12%). Operating earnings per share increased 11%, compared to the 9% increase in operating earnings, as a result of the decline in average shares outstanding, primarily reflecting the repurchase of 12.2 million shares of our common stock in the last twelve months. The percentage increase in net income and net income per share, which include investment gains (losses), was higher at 14%, due to larger security investment losses in 2000. Significant declines in equity market values reduced separate account assets from $26.5 billion at March 31, 2000 to $20.0 billion at March 31, 2001, limiting growth in our total assets year over year.

                       BUSINESS DIVISIONS

To better respond to market demands and capitalize on opportunities for growth, we recently realigned our organization into two strategic business groups - asset accumulation and financial services. Our asset accumulation group encompasses our retirement services and asset management businesses, while the new financial services group includes the life insurance and consumer lending businesses. For financial reporting, we continue to have three divisions, which substantially mirror the divisions in our 2000 financial statements.

Asset Accumulation.  Our asset accumulation division results were as follows:

                               Three Months Ended
                                    March 31,
                                 2001        2000

Fixed margin                   $  291      $  243
Variable fees                      48          57
Asset management fees              16          17
Other revenue                      22          16
 Net revenues                     377         333
Operating expenses                 87          82
Commissions                       108         103
Change in DPAC/CIP                (86)        (95)
 Total expenses                   109          90
Pretax earnings                   268         243
Income taxes                       85          81

  Division earnings            $  183      $  162

Earnings. Asset accumulation earnings are a function of the level of our managed assets, fixed margin, variable fees, asset management fees, and total expenses. Division earnings for the three months ended March 31, 2001 increased 13%, or $21 million, compared to the same period in 2000. The increase was due to the growth in invested assets, as well as wider fixed investment spread, partially offset by the decline in average separate account balances.

Premiums and Deposits.  Premiums and deposits were as follows:

                                 Three Months Ended
                                      March 31,
                                   2001        2000
Premiums and deposits
 Fixed                           $ 1,761     $ 1,337
 Variable                            836         887
 Mutual funds                        225         271
    Total                        $ 2,822     $ 2,495

Fixed premiums and deposits for the three months ended March 31, 2001 grew 32% compared to the same period in 2000. The increase resulted from our sales of proprietary fixed annuities through financial institutions and expanded distribution of annuities through life insurance agents in our financial services - life insurance division. Variable deposits decreased 6% in first quarter 2001, reflecting reduced interest in variable products due to declining equity markets. Annuity net flow, which represents annuity deposits less annuity surrenders and withdrawals, totaled $1.5 billion for the quarter, an increase of 52% from $1.0 billion in the prior-year quarter, reflecting the higher level of deposits and significantly lower surrenders.

Mutual fund deposits declined $46 million compared to first quarter 2000, which included over $100 million in a large case transfer. Retail mutual fund deposits increased 26% from the prior-year period.

Surrenders. Surrender ratios were as follows:

                                 Three Months Ended
                                      March 31,
                                  2001        2000
Surrender ratios
 Fixed                             8.12%       9.86%
 Variable                          5.96        6.04

The 174 basis point decrease in the fixed surrender ratio reflects our improved fixed asset retention levels, resulting from policyholder reaction to the decline in market interest rates and uncertain equity markets, which reduced incentives to transfer funds. The fixed surrender ratio decrease was also impacted by strong fixed annuity deposits in the past twelve months, which increased the proportion of reserves that are subject to withdrawal penalties.

Assets Under Management.   Assets under management, which include off-balance
sheet assets that generate revenues for the division, were as follows:

                                      March 31,
                                   2001        2000
Assets under management
 Average
  Invested assets (1)             $45,966     $41,746
  Separate accounts               19,292      22,082
  Mutual funds (2)                 2,738       1,770
  Other third-party assets (2)     3,764       1,965
    Total                        $71,760     $67,563

 Balance at March 31             $71,832     $70,909

(1) Excludes SFAS 115 and SFAS 133 unrealized gains (losses).
(2) Not included on balance sheet.

Average assets under management grew 6% from March 31, 2000 to March 31, 2001, primarily due to annuity net flow of $4.6 billion over the last twelve months. Average separate account assets declined $2.8 billion, due to the decline in market value in the twelve months ended March 31, 2001, which more than offset strong separate account annuity net flow of $2.1 billion over the last twelve months.

Fixed Margin. Fixed margin, the difference between net investment income on general account investments and interest credited to policyholders' fixed accounts, increased 20% in the first three months of 2001 compared to 2000. Fixed investment spread measures this difference in terms of interest rates. Net investment income and the components of fixed investment spread were as follows:
                                 Three Months Ended
                                      March 31,
                                  2001        2000

Net investment income            $ 853       $ 775

Average investment yield*         7.85%       7.70%
Average crediting rate            5.35        5.35
  Fixed investment spread         2.50%       2.35%

*Excludes SFAS 115 and SFAS 133 unrealized gains (losses).

The higher level of invested assets generated 10% growth in net investment income and a $48 million increase in fixed margin for the three months ended March 31, 2001. Investment yield and fixed investment spread increased during the first three months of 2001, compared to the same period in 2000, due to market rates on new investments exceeding average portfolio yields and higher prepayment-related income.

Variable and Asset Management Fees. Variable fees are annuity product fees, primarily mortality and expense charges, which we earn from separate accounts. Asset management fees are the advisory and management fees we earn on mutual funds, separate account assets, and institutional third-party assets. The decline in variable fees and asset management fees resulted from the 13% decrease in average separate account assets. Variable fees as a percentage of average separate account assets were 1.00% and 1.04% in the first quarter 2001 and 2000, respectively. Asset management fees as a percentage of average separate account and mutual fund assets under management increased to .34% in first quarter 2001 from .31% in the prior-year period.

Operating Expenses. Operating expenses increased $5 million for the three months ended March 31, 2001, compared to the same period in 2000, due to the inclusion of $5 million of operating expenses for our investment management business in first quarter 2001. The ratio of operating expenses to average assets under management remained unchanged at .48%.

Financial Services - Life Insurance

Our financial services - life insurance division results were as follows:

                                     Three Months Ended
                                          March 31,
                                       2001       2000

Net premiums and insurance charges   $  688     $  757
Net investment income                   546        544
Other income                             43         51
  Total revenues                      1,277      1,352
Insurance and annuity benefits          657        707
Operating expenses                      161        167
Commissions                             186        215
Change in DPAC/CIP                      (24)       (21)
  Total expenses                        980      1,068
Pretax earnings                         297        284
Income taxes                             99         97

   Division earnings                 $  198     $  187

Earnings. The division's profitability is driven by growth in insurance in force and insurance and annuity liabilities, as well as interest spread, mortality experience, and operating expenses. Earnings increased 6% for the three months ended March 31, 2001 compared to the same period in 2000. The increase reflects growth in life insurance in force, a higher investment spread, and continued improvements in operating efficiencies.

Sales. Sales, which represent annualized premiums and deposits for new products issued, were as follows:

                                      Three Months Ended
                                           March 31,
                                        2001       2000
Individual life
 Independent distribution
  Periodic sales                        $ 92       $ 63
  Unscheduled deposits and
   single premiums                        31         43
    Total independent distribution       123        106
 Career agent distribution                21         33
    Total individual life               $144       $139

Annuities                               $141       $236
Corporate markets                         53         35
Group and credit                          36         52

Sales of individual life insurance through our independent distribution channel increased 15% in first quarter 2001 over the 2000 period, and more than offset the anticipated decline in sales through career agents that resulted from our change in marketing emphasis.

Individual annuity sales decreased 40% in the first three months of 2001, compared to the same period of 2000, due to lower variable annuity sales through financial institutions. Variable products have been less attractive due to the decline in equity markets over the past year. Sales by our life insurance division agents of fixed annuities manufactured and reported by our asset accumulation division nearly tripled, totaling $151 million in the current period.

Group and credit sales decreased $16 million quarter over quarter as a result of the softening economy.

Customer Account Liabilities. The balances in our customer account liabilities and life insurance in force were as follows:

                                      March 31,
                                  2001         2000
General account liabilities     $ 25,906     $ 26,085
Separate account liabilities       2,987        2,890
  Total                         $ 28,893     $ 28,975

Life insurance in force         $393,432     $376,510

Separate account balances remained relatively flat year over year since deposits of $771 million for the prior twelve months were offset by market value decline of $567 million and surrenders.

Life insurance in force increased 4.5% to $393.4 billion, from March 31, 2000 to March 31, 2001, reflecting continued growth in sales of larger policies, including variable life insurance products, to upper income markets.

Premiums represent funds received on traditional life insurance products, while deposits represent funds we receive for interest-sensitive insurance and annuities. Direct premiums and deposits (before net reinsurance) were as follows:

                                 Three Months Ended
                                      March 31,
                                   2001        2000

Life insurance                  $   837     $   864
Annuities                           149         236
Other                               134         146
  Total                         $ 1,120     $ 1,246

Direct life insurance premiums and deposits decreased 3% in the three month period due to lower premiums from our career agent channel and group and credit sales, as well as lower unscheduled deposits, partially offset by an increase in corporate market deposits. The decrease in annuity deposits arose primarily from a decline in sales of variable annuities through financial institutions. Other premiums and deposits, which include discontinued and de-emphasized lines, declined 8% for the first three months of 2001, compared to the same period of 2000.

Investment Spread.  Investment spread was as follows:

                                  Three Months Ended
                                       March 31,
                                    2001       2000

Average investment yield*           8.12%      8.03%
Average crediting rate              5.83       5.82
 Fixed investment spread            2.29%      2.21%

*Excludes SFAS 115 and SFAS 133 unrealized gains (losses).

Net investment income, average investment yield, and fixed investment spread increased during the first three months of 2001, compared to the same period in 2000, due to increased prepayment income on mortgage-backed securities.

Mortality and Persistency. Death claims per $1,000 of in force and premium termination rates were as follows:

                                 Three Months Ended
                                      March 31,
                                   2001        2000
Death claims per $1,000 of
 in force                        $ 3.97      $ 3.76
Premium termination rate          12.29%      12.15%

Death claims per $1,000 of in force increased during the first three months of 2001, compared to the same period in 2000, reflecting less favorable mortality experience in the career agent channel and the increasing average age of the in force business. Mortality and persistency are expected to fluctuate and, overall, experience remained within pricing assumptions during first quarter 2001.

Operating and Other Expenses. The division continues to benefit from the expansion of its shared services platform, expense control initiatives, and more efficient use of technology. Operating expenses decreased $6 million, or 3%, for the first three months of 2001, compared to the same period in 2000. The first quarter ratio of operating expenses to direct premiums and deposits increased to 14.36% in 2001, compared to 13.25% in 2000, as lower operating expenses were more than offset by the effect of lower variable annuity sales.

Commissions net of the change in DPAC and CIP decreased 16% in the first three months of 2001, compared to the same period in 2000. Commissions decreased due to lower career agent sales. The amortization rate for previously-capitalized DPAC and CIP was reduced for certain product lines during first quarter 2001, to reflect improved expense, interest, and related margins.

Financial Services - Consumer Lending

Our financial services - consumer lending division results were as follows:

                                 Three Months Ended
                                      March 31,
                                   2001        2000

Finance margin                   $  248      $  228
Other income, net*                   70          72
 Net revenue                        318         300
Operating expenses                  155         159
Provision for finance
 receivable losses                   60          49
Total expenses                      215         208
Pretax earnings                     103          92
Income taxes                         37          33

   Division earnings             $   66      $   59

*Primarily income from credit-related insurance products.

Earnings. Division earnings are a function of the amount and mix of finance receivables, interest spread, credit quality, and operating expenses. Earnings increased 12% for the three months ended March 31, 2001, compared to the same period in 2000, due to increases in average receivables and interest spread, in addition to a decrease in operating expenses.

Finance Receivables.  The mix of finance receivables was as follows:

                                      March 31,
                                  2001        2000

Real estate loans               $ 7,413     $ 7,232
Non-real estate loans             2,944       2,521
Retail sales finance              1,395       1,360
 Total finance receivables       11,752      11,113
Allowance for losses               (386)       (369)

Finance receivables, net        $11,366     $10,744

Average finance receivables     $11,738     $11,058

We increased our finance receivables portfolio $639 million during the last twelve months. Average finance receivables in the first three months of 2001 increased 6% compared to the same period in 2000, mainly due to growth in non-real estate loans. Over the last twelve months, we generated $6.6 billion of loans in our branch offices and purchased $.5 billion of real estate loans and $.5 billion of non-real estate loans, while $6.8 billion of loans were repaid. At March 31, 2001, 63% of the portfolio was secured by real estate, compared to 65% a year ago and 63% at December 31, 2000. The allowance for finance receivable losses increased $17 million year over year, to cover portfolios purchased during the past twelve months.

Finance Margin. Finance margin is the difference between the finance charges paid by our customers and interest expense on the debt required to fund finance receivables. Interest spread measures this difference in terms of interest rates. Finance margin and the components of interest spread were as follows:

                                       Three Months Ended
                                            March 31,
                                         2001        2000

Finance charges                        $  420      $  391
Interest expense                          172         163
 Finance margin                        $  248      $  228

Average yield on finance receivables    14.47%      14.19%
Average borrowing cost                   6.44        6.42
 Interest spread                         8.03%       7.77%

Finance charges increased 8% from the prior year period due to increases in average finance receivables and average yield. Interest expense increased for the same period due to an increase in average debt outstanding and slightly higher borrowing costs. Interest spread increased in first quarter 2001, compared to first quarter 2000, due to the combined effect of the increase in yield and relatively stable borrowing costs.

Credit Quality. Net charge-off and delinquency ratios reflect the quality of our finance receivables portfolio, the success of our collection efforts, and general economic conditions. Credit quality information was as follows:

                               Three Months Ended     Three Months Ended
                                    March 31,          December 31, 2000
                                 2001        2000

Charge offs                    $   60      $   49          $   59
Delinquencies                     402         355             421
Allowance for losses              386         369             383

Ratios
 Charge-off                      2.05%       1.76%           2.04%
 Delinquency                     3.26        3.05            3.41
 Allowance                       3.29        3.32            3.26
 Charge-off coverage             1.61x       1.90x           1.62x

Risk-adjusted yield             12.42%      12.43%          12.20%

The increases in charge offs and the charge-off ratio reflect the result of higher net charge-offs due to the aging of loans purchased in 2000 and slowing economic conditions. Delinquencies are finance receivables that are 60 days or more past due. The increases in delinquencies and the delinquency ratio at March 31, 2001 compared to March 31, 2000 reflect the maturation of real estate and non-real estate loan portfolios purchased in 2000, which were primarily new originations or current receivables when purchased, and slowing economic conditions.

The allowance for finance receivable losses is maintained at an amount that we believe is adequate to absorb anticipated charge offs in our existing portfolio. The allowance as a percentage of finance receivables has continued to decline as the portfolio has grown, reflecting improved credit quality.

Risk-adjusted yield represents the yield on finance receivables less the charge-off ratio. The risk-adjusted yield for first quarter 2001 remained level with the prior year period due to the corresponding increases in both average yield and the charge-off ratio.

Operating Expenses. Operating expenses as a percentage of average finance receivables for the first three months of 2001 improved to 4.22% from 4.57% for the same period of 2000. This decrease reflects a 6% increase in average finance receivables, combined with a $5 million reduction of collection, litigation, and advertising expenses.


                          INVESTMENTS

Our invested assets consisted primarily of fixed maturity securities (85%), mortgage loans on real estate (5%), short-term investments (5%), and policy loans (3%) at March 31, 2001.

Fair Value of Securities. At March 31, 2001, the market value of our fixed maturity and equity securities portfolio was 101.3% of amortized cost, compared to 99.5% at year-end 2000. During first quarter 2001, the fair value adjustment on our securities portfolio increased by $1.2 billion, with a related $632 million positive adjustment to shareholders' equity. The components of the fair value adjustment at March 31, 2001 and December 31, 2000, and the first quarter change, were as follows:

                                    March 31,    December 31,
                                       2001          2000        Change

Fair value adjustment to fixed
 maturity and equity securities     $   883       $  (328)       $1,211
Related increase (decrease) in
 DPAC/CIP                              (348)           88          (436)
Related decrease (increase) in
 deferred income taxes                 (188)           85          (273)
Valuation allowance on deferred
 tax asset                                -          (130)          130
Net unrealized gains (losses)
 Fixed maturity and equity
  securities                            347          (285)          632
 Other, net                               8           (19)           27
   Net unrealized gains (losses)
    on securities                   $   355       $  (304)       $  659

Fixed Maturity Securities. At March 31, 2001, our fixed maturity securities investment portfolio consisted of $50.4 billion of corporate bonds, $14.9 billion of mortgage-backed securities, and $1.9 billion of bonds issued by governmental agencies. The average credit rating of the portfolio was A at March 31, 2001 and December 31, 2000. Average ratings by category at
March 31, 2001 were as follows:

                                     March 31,             Average Credit
                                       2001         %          Rating

Investment grade                     $48,799        73%          A
Mortgage-backed                       14,867        22           AAA
Below investment grade                 3,562         5           B+
 Total fixed maturity securities     $67,228       100%          A

Investment income from our below investment grade securities was $93 million (9.5% yield) for the three months ended March 31, 2001 and $90 million (9.9% yield) for the same period in 2000. Realized investment losses on below investment grade securities were $85 million and $54 million for the three months ended March 31, 2001 and 2000, respectively.

Non-performing bonds were less than .2% of total fixed maturity securities at March 31, 2001 and December 31, 2000. We classify bonds as non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest.

Investment Gains (Losses). Investment gains (losses) include the pretax realized gains or losses and any related DPAC amortization associated with the disposition of securities, the write-down of securities for other than temporary declines in value, and our share of changes in fair value of the underlying equity investments held by equity partnerships. SFAS 133 derivative gains (losses) generated by hedge inefficiencies and derivatives not accounted for as hedges are also included in investment gains (losses) beginning in 2001. Investment losses in first quarter 2001 reflect our ongoing active management of the investment portfolio to maximize relative value and to optimize our tax position.


                       CAPITAL RESOURCES

Asset Accumulation and Financial Services - Life Insurance. The amount of statutory equity required to support the business of our asset accumulation and life insurance companies is principally a function of four factors:
(1) the quality of assets invested to support insurance and annuity reserves,
(2) mortality and other insurance-related risks, (3) interest-rate risk resulting from potential mismatching of asset and liability durations, and (4) general business risks. Each of these items is a key factor in the National Association of Insurance Commissioners' risk-based capital (RBC) formula, used to evaluate the adequacy of a life insurance company's statutory equity.

To provide sufficient capital to support the risks inherent in our businesses, as well as to maintain our financial strength ratings, we currently manage the statutory equity of our principal asset accumulation and life insurance companies to a target of 2.5 times the Company Action Level RBC (or 5.0 times the Authorized Control Level RBC). We adjust dividends from, or contributions to, these companies to maintain this target. At March 31, 2001, our principal asset accumulation and life insurance companies had statutory equity with a weighted-average of 2.6 times the Company Action Level RBC. Adoption of the NAIC's Codification of Statutory Accounting Principles by our principal asset accumulation and life insurance companies, as of January 1, 2001, did not have a material impact on their statutory equity at March 31, 2001.

Financial Services - Consumer Lending. The capital of our consumer lending division varies directly with the level of its finance receivables. This capital, totaling $12.4 billion at March 31, 2001, consisted of $1.6 billion of equity and $10.8 billion of consumer lending debt, which was not guaranteed by American General.

The capital mix of consumer lending debt and equity is based upon maintaining leverage at a level that supports cost-effective funding. The consumer lending division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer lending industry, is currently 7.5 to 1. The ratio was 7.5 to 1 at March 31, 2001 and December 31, 2000.

Corporate. The mix of corporate capital between debt and equity is influenced by our overall corporate strategy and structure. Our target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. The amount and mix of our corporate capital at March 31, 2001 and December 31, 2000 were as follows:
                                          March 31,     December 31,
                                            2001            2000

Corporate capital*                        $13,813         $13,449
Corporate debt                               25.0%           24.2%
Redeemable equity                            15.0            15.4
Shareholders' equity                         60.0            60.4

*Excludes SFAS 115 and SFAS 133 unrealized gains (losses).

Shareholders' Equity. We use share repurchases as a means of maintaining our target capital structure. We repurchased 1.7 million shares for $63 million in first quarter 2001. Since 1987, American General has repurchased
260.8 million common shares for an aggregate cost of $3.7 billion. Our future repurchase activity will be based on the company's corporate development activities, capital management strategy, corporate growth rates, and fluctuations in our common stock price.

                           LIQUIDITY

Our overall liquidity is based on cash flows from the business divisions and our ability to borrow in both the long-term and short-term markets at competitive rates. At March 31, 2001, we had committed and unused credit facilities of $6.2 billion, substantially all of which were to support the company's commercial paper borrowings. We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations.

Asset Accumulation. Principal sources of cash for our asset accumulation division were as follows:

                                             Three Months Ended
                                                  March 31,
                                              2001        2000

Cash from operating activities              $  567      $  505
Deposits, net of withdrawals
  Fixed                                        944          72
  Variable                                     400         787
  Mutual funds                                  98         200
Short-term collateralized financings         2,711       1,024

The increase in cash from operating activities reflects the growth in earnings for the division. The decrease in net variable account and mutual fund deposits and the increase in net fixed policyholder account deposits period over period resulted from growth in single premium fixed annuity business sold through financial institutions, as well as a shift in customer preferences away from variable products due to increased equity market volatility.

Because the investment risk on variable accounts and mutual fund products lies predominately with the policyholder, deposits and withdrawals related to separate accounts and mutual funds are not included in the company's cash flow statement. The increase in cash from short-term collateralized financings relates to the company's expanded use of dollar rolls as part of our investment strategy.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. The division received net capital contributions of $20 million from the parent in the first three months of 2001.

Financial Services - Life Insurance. Principal sources of cash for our financial services - life insurance division were as follows:

                                             Three Months Ended
                                                 March 31,
                                              2001        2000

Cash from operating activities               $ 138      $   39
Deposits, net of withdrawals
  Fixed                                         24         (14)
  Variable                                     130         219
Short-term collateralized financings           908         674

Net cash provided by operating activities increased quarter over quarter due to fluctuations in reinsurance activity. The $38 million increase in net fixed policyholder account deposits and the decline in net variable account deposits in the first three months of 2001, compared to 2000, resulted from a shift in customer preference away from variable products due to increased equity market volatility. The increase in short-term collateralized financings relates to our expanded use of dollar rolls.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. In the first three months of 2001, the division paid net dividends of $141 million to the parent.

Financial Services - Consumer Lending. Principal sources of cash for our financial services - consumer lending division were as follows:

                                            Three Months Ended
                                                March 31,
                                             2001        2000

Cash from operating activities               $239        $191
Increase(decrease)in debt                     (14)         63

Net cash provided by operating activities increased $48 million in first quarter 2001, compared to first quarter 2000, due to the increase in finance charges from higher average net receivables. Cash generated by borrowings decreased in 2001 due to the decline in finance receivables compared to an increase in receivables in first quarter 2000.

The division's major use of cash was the net purchase of investments due to excess capital in the division's insurance subsidiaries. Net cash used to fund finance receivables was $60 million in the first three months of 2001, compared to $172 million in the first three months of 2000. The division paid dividends of $68 million to the parent in first quarter 2001.

Corporate. The primary sources of cash for corporate operations include net dividends from our business divisions and the proceeds from issuances of debt and redeemable equity. Corporate operations use cash to pay dividends to shareholders, to pay interest on corporate debt and dividends on preferred securities, to repurchase common stock, and to pay other corporate expenses. We expect to fund future acquisitions and maturities of debt and preferred securities through external sources, while maintaining our target capital structure.

Net dividends received from our business divisions were as follows:

                                            Three Months Ended
                                                March 31,
                                             2001        2000
Dividends received
 Asset Accumulation                         $  21       $  70
 Financial Services - Life Insurance          141         123
 Financial Services - Consumer Lending         68          27
  Total received                              230         220
Contributions paid
 Asset Accumulation                            41           -
 Financial Services - Life Insurance            -          22
  Total paid                                   41          22
   Net dividends received                   $ 189       $ 198


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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates;
(2) customer responsiveness to both products and distribution channels;
(3) competitive, regulatory, accounting, or tax changes that affect the cost, availability, or demand for, our products; (4) our ability to secure necessary regulatory approvals, including approvals for dividends and products; 5) our ability to realize projected expense savings; (6) adverse litigation or arbitration results or resolution of litigation or arbitration, including proceedings related to industrial life insurance, satellite dish financing, and workers' compensation insurance; (7) the formation of strategic alliances or business combinations among our competitors or our business partners; and
(8) our ability to obtain shareholder and regulatory approvals to complete a merger. Investors are also directed to other risks and uncertainties discussed in documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in the section titled "Asset/Liability Management" of Management's Discussion and Analysis in our 2000 Annual Report to Shareholders. There have been no material changes in such risks or our asset/liability management program during the three months ended March 31, 2001. See Note 3 of the financial statements for information about derivative financial instrument activity during first quarter 2001 and related SFAS 133 disclosures.



                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 7 of Notes to Consolidated Financial Statements included in Part I of this Form 10-Q for the quarter ended March 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.

   2.1 Agreement and Plan of Merger, dated as of March 11, 2001, by and among the company, Prudential, Holborn Delaware Partnership
         (HDP), and Ascend Merger Corp., incorporated by reference to
         Exhibit 2.01 to the American General Corporation Current Report on Form 8-K dated March 12, 2001 (File No. 1-7981)

   2.2 Tri-Party Agreement, dated as of May 11, 2001, by and among the company, Prudential, HDP, Ascend Merger Corp., and AIG, incorporated by reference to Exhibit 2.01 to the American General Current Report on Form 8-K dated May 11, 2001 (File No. 1-7981)

   2.3 Agreement and Plan of Merger, dated as of May 11, 2001, by and among the company, AIG, and Washington Acquisition Corporation, incorporated by reference to Exhibit 2.02 to the American General Current Report on Form 8-K/A dated May 14, 2001 (File No. 1-7981)

   10.01 Employment Agreement dated as of May 11, 2001, between Robert M. Devlin, American General Corporation, and American International Group, Inc.

   10.02 Employment Agreement dated as of May 11, 2001, between Rodney O. Martin, Jr., American General Corporation, and American
         International Group, Inc.

   10.03 Employment Agreement dated as of May 11, 2001, between John A. Graf, American General Corporation, and American International Group, Inc.

   11 Computation of Earnings per Share (included in Note 4 of Notes to Consolidated Financial Statements)

   12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

b.  Reports on Form 8-K.

    1) Current Report on Form 8-K dated March 12, 2001, with respect to the Agreement and Plan of Merger, dated as of March 11, 2001, entered into by and among American General; Prudential plc, a public limited company incorporated in England and Wales; and certain wholly owned subsidiaries of Prudential.

    2)  Current Report on Form 8-K dated May 11, 2001, with respect to:
        a) Tri-Party Agreement, dated as of May 11, 2001, by and among the company, Prudential, certain wholly owned subsidiaries of Prudential, and AIG and b) Agreement and Plan of Merger, dated as of May 10, 2001, by and among the company, AIG, and a wholly owned subsidiary of AIG.

    3) Amended Current Report on Form 8-K/A dated May 14, 2001, with respect to the Agreement and Plan of Merger, dated as of May 11, 2001, by and among the company, AIG, and a wholly owned subsidiary of AIG, with the sole correction from the May 11, 2001 Form 8-K reflecting the correct date of the Agreement.


                             SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2001.

AMERICAN GENERAL CORPORATION
(Registrant)




By: NICHOLAS R. RASMUSSEN
    Nicholas R. Rasmussen
    Executive Vice President, Chief Financial Officer
          and Treasurer
    (Duly Authorized Officer and Principal Financial Officer)




                         EXHIBIT INDEX



 Exhibit

   2.1 Agreement and Plan of Merger, dated as of March 11, 2001, by and among the company, Prudential, Holborn Delaware Partnership
            (HDP), and Ascend Merger Corp., incorporated by reference to
            Exhibit 2.01 to the American General Corporation Current Report on Form 8-K dated March 12, 2001 (File No. 1-7981)

   2.2 Tri-Party Agreement, dated as of May 11, 2001, by and among the company, Prudential, HDP, Ascend Merger Corp., and AIG, incorporated by reference to Exhibit 2.01 to the American General Current Report on Form 8-K dated May 11, 2001
            (File No. 1-7981)

   2.3 Agreement and Plan of Merger, dated as of May 11, 2001, by and among the company, AIG, and Washington Acquisition Corporation, incorporated by reference to Exhibit 2.02 to the American
            General Current Report on Form 8-K/A dated May 14, 2001 (File No. 1-7981)

   10.01    Employment Agreement dated as of May 11, 2001, between Robert
            M. Devlin, American General Corporation, and American
            International Group, Inc.

   10.02    Employment Agreement dated as of May 11, 2001, between Rodney
            O. Martin, Jr., American General Corporation, and American International Group, Inc.

   10.03 Employment Agreement dated as of May 11, 2001, between John A. Graf, American General Corporation, and American International Group, Inc.

   11 Computation of Earnings per Share (included in Note 4 of Notes to Consolidated Financial Statements)

   12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends