Form 10-Q
period 2001-06-30
AMERICAN GENERAL CORP /TX/
filed 2001-08-14
CIK 5103

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2001

                               OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Yes   X  .     No      .

As of July 31, 2001, there were 500,647,256 shares (excluding shares held in treasury and by a subsidiary) of American General's Common Stock outstanding.





                       INDEX TO FORM 10-Q


                                                                      Page
Part I.   FINANCIAL INFORMATION.


      Item 1.  Financial Statements.

                Consolidated Income Statement for the six months
                  and quarters ended June 30, 2001 and 2000 .........  2

                Consolidated Balance Sheet at June 30, 2001
                  and December 31, 2000 .............................  3

                Consolidated Statements of Shareholders' Equity and
                  Comprehensive Income for the six months ended
                  June 30, 2001 and 2000 ............................  4

                Consolidated Condensed Statement of Cash Flows for
                  the six months ended June 30, 2001 and 2000 .......  5

                Notes to Consolidated Financial Statements ..........  6

      Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ............... 15

      Item 3. Quantitative and Qualitative Disclosures
                  about Market Risk ................................. 30


Part II.   OTHER INFORMATION.


      Item 1. Legal Proceedings ..................................... 31

      Item 4. Submission of Matters to a Vote of Security Holders ... 31

      Item 6. Exhibits and Reports on Form 8-K ...................... 31






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN GENERAL CORPORATION
                 Consolidated Income Statement
                          (Unaudited)
              (In millions, except per share data)


                                    Six Months Ended      Quarter Ended
                                         June 30,            June 30,
                                      2001      2000      2001      2000
Revenues
 Premiums and other considerations . $1,982    $1,966    $1,054    $  973
 Net investment income .............  2,818     2,675     1,423     1,345
 Finance charges ...................    851       789       431       398
 Investment losses .................   (339)     (109)     (304)      (58)
 Other revenues ....................    154       151        81        77
     Total revenues ................  5,466     5,472     2,685     2,735

Benefits and expenses
 Insurance and annuity benefits ....  2,888     2,751     1,511     1,367
 Operating costs and expenses ......    797       796       407       400
 Commissions .......................    628       646       332       329
 Change in deferred policy
  acquisition costs and cost of
  insurance purchased ..............   (243)     (242)     (132)     (126)
 Provision for finance receivable
  losses ...........................    128        97        68        48
 Goodwill amortization .............     24        24        12        12
 Interest expense
  Corporate ........................    108       110        51        56
  Consumer Lending .................    334       333       162       170
 Non-recurring/merger-related
  charges ..........................    654       315       654       315
      Total benefits and expenses ..  5,318     4,830     3,065     2,571

Net income
 Income before income tax expense
  (benefit) ........................    148       642      (380)      164
 Income tax expense (benefit) ......     32       213      (145)       45
 Income before net dividends on
  preferred securities of
  subsidiaries and cumulative
  effect of accounting change ......    116       429      (235)      119
 Net dividends on preferred
  securities of subsidiaries .......    (56)      (50)      (28)      (25)
 Cumulative effect of accounting
  change ...........................    (49)        -       (49)        -
     Net income (loss) ............. $   11    $  379    $ (312)   $   94

 Net income per share
  Basic
   Income (loss) before cumulative
    effect of accounting change .... $  .12    $  .76    $ (.53)   $  .19
   Net income (loss) ............... $  .02    $  .76    $ (.62)   $  .19
  Diluted
   Income (loss) before cumulative
    effect of accounting change .... $  .12    $  .75    $ (.53)   $  .19
   Net income (loss) ............... $  .02    $  .75    $ (.62)   $  .19




                  AMERICAN GENERAL CORPORATION
                  Consolidated Balance Sheet
                          (Unaudited)
                         (In millions)

                                                 June 30,     December 31,
                                                   2001           2000
Assets
 Investments
  Fixed maturity securities (amortized cost:
    $66,977; $64,460) ........................   $ 67,306       $ 64,132
  Mortgage loans on real estate ..............      4,038          3,920
  Equity securities (cost: $839; $832) .......        821            831
  Policy loans ...............................      2,439          2,433
  Real estate and other long-term investments.        244            306
  Short-term investments .....................      5,057            671
      Total investments ......................     79,905         72,293
 Assets held in separate accounts ............     22,112         23,234
 Finance receivables, net ....................     11,448         11,378
 Deferred policy acquisition costs ...........      5,560          5,464
 Cost of insurance purchased .................        921            994
 Goodwill ....................................      1,424          1,448
 Other assets ................................      6,742          5,283
      Total assets ...........................   $128,112       $120,094

Liabilities
 Insurance and annuity liabilities ...........   $ 71,263       $ 68,309
 Liabilities related to separate accounts ....     22,112         23,234
 Debt (short-term)
  Corporate ($2,861; $1,921) .................      4,200          3,259
  Consumer Lending ($4,996; $5,162) ..........     10,916         10,833
 Income tax liabilities ......................        885          1,151
 Other liabilities ...........................      8,675          3,421
      Total liabilities ......................    118,051        110,207

Redeemable equity
 Company-obligated mandatorily redeemable
  preferred securities of subsidiaries
  holding solely company subordinated notes ..      2,081          2,067

Shareholders' equity
 Common stock
  Shares issued: 538.6; 538.6
  Shares outstanding: 500.5; 500.7 ...........        896            887
 Retained earnings ...........................      8,066          8,294
 Accumulated other comprehensive income (loss)         68           (304)
 Cost of treasury stock ......................     (1,050)        (1,057)
      Total shareholders' equity .............      7,980          7,820
      Total liabilities and equity ...........   $128,112       $120,094




                  AMERICAN GENERAL CORPORATION
Consolidated Statements of Shareholders' Equity and Comprehensive Income
                          (Unaudited)
              (In millions, except per share data)

                                                         Six Months Ended
                                                             June 30,
Shareholders' Equity                                      2001       2000

Preferred stock
 Balance at beginning of period ......................  $     -    $    85
 Conversion into common shares .......................        -        (85)

 Balance at end of period ............................        -          -

Common stock
 Balance at beginning of period ......................      887        962
 Conversion of preferred stock and preferred
  securities .........................................        -        (83)
 Issuance of treasury shares .........................        9        (10)

 Balance at end of period ............................      896        869

Retained earnings
 Balance at beginning of period ......................    8,294      7,732
 Net income ..........................................       11        379
 Cash dividends (per share)
  Common ($.48; $.44) ................................     (239)      (218)
  Preferred (-; $.64) ...............................         -         (1)

 Balance at end of period ............................    8,066      7,892

Accumulated other comprehensive income (loss)
 Balance at beginning of period.......................     (304)    (1,278)
 Change in net unrealized gains (losses) on securities      396       (175)
 Change in net unrealized gains (losses) on
  debt-related derivatives ...........................      (36)         -
 Other ...............................................       12         (4)

 Balance at end of period ............................       68     (1,457)

Treasury stock
 Balance at beginning of period ......................   (1,057)    (1,081)
 Repurchase of common shares .........................      (64)      (243)
 Conversion of preferred stock and preferred
  securities .........................................        -        418
 Issuance under employee benefit plans and other .....       71         31

 Balance at end of period ............................   (1,050)      (875)

   Total shareholders' equity ........................  $ 7,980    $ 6,429

Comprehensive Income

Net income ...........................................  $    11    $   379

Change in net unrealized gains (losses)
 Securities:
  Fair value of fixed maturity and equity securities .      639       (425)
  Deferred policy acquisition costs and cost of
   insurance purchased ...............................     (227)       154
  Deferred income taxes ..............................      (16)        96

     Change related to securities ....................      396       (175)
 Derivatives:
  Fair value of debt-related derivatives .............      (12)         -
  Deferred income taxes ..............................        5          -
  Cumulative effect of accounting change, net of tax .      (29)         -

     Change related to derivatives ...................      (36)         -
 Other ...............................................       12         (4)

   Total change in net unrealized gains (losses) .....      372       (179)

Comprehensive income .................................  $   383    $   200




                  AMERICAN GENERAL CORPORATION
         Consolidated Condensed Statement of Cash Flows
                          (Unaudited)
                         (In millions)

                                                       Six Months Ended
                                                           June 30,
                                                       2001        2000
Operating activities
       Net cash provided by operating activities ... $    629    $  1,199

Investing activities
 Investment purchases ..............................  (18,714)     (9,107)
 Investment dispositions and repayments ............   15,805       7,756
 Finance receivable originations and purchases .....   (3,160)     (3,404)
 Finance receivable principal payments received ....    2,946       2,655
 Net increase in short-term investments ............   (4,363)     (1,999)
 Other, net ........................................     (107)        (73)
       Net cash used for investing activities ......   (7,593)     (4,172)

Financing activities
 Asset Accumulation and Financial Services - Life
  Insurance
   Policyholder account deposits ...................    4,483       3,711
   Policyholder account withdrawals ................   (2,343)     (3,354)
      Net policyholder account deposits ............    2,140         357
   Short-term collateralized financings ............    4,126       2,055
      Total Asset Accumulation and Financial
       Services - Life Insurance ...................    6,266       2,412
 Financial Services - Consumer Lending
   Net increase (decrease) in short-term debt ......     (166)        414
   Long-term debt issuances ........................      597         831
   Long-term debt redemptions ......................     (349)       (699)
   Other ...........................................       34          14
      Total Financial Services - Consumer Lending ..      116         560
 Corporate
   Net increase in short-term debt .................      940         202
   Long-term debt redemption .......................        -        (150)
   Issuance of preferred securities of subsidiary ..        -         295
   Common stock repurchases ........................      (69)       (219)
   Dividends on common stock .......................     (239)       (218)
   Other, net ......................................      (20)         71
      Total Corporate ..............................      612         (19)
       Net cash provided by financing activities ...    6,994       2,953

Net increase (decrease) in cash ....................       30         (20)
Cash at beginning of period ........................      266         294
Cash at end of period .............................. $    296    $    274

Supplemental disclosure of cash flow information:
 Cash paid during the period for
   Income taxes .................................... $    238    $    208
   Interest
    Corporate ......................................      100         109
    Consumer Lending ...............................      343         332
   Dividends on preferred securities of
    subsidiaries ...................................       85          75




                  AMERICAN GENERAL CORPORATION
           Notes to Consolidated Financial Statements
                         June 30, 2001
                   (In millions, except per share data)


1. Accounting Policies. The accompanying unaudited consolidated financial statements of American General Corporation (American General) and its subsidiaries (collectively, the company or we) have been prepared in accordance with accounting principles generally accepted in the United States for interim periods. In the opinion of management, these statements include all adjustments that are necessary for a fair presentation of the company's consolidated financial position at June 30, 2001, and the consolidated results of operations for the six months and quarters ended June 30, 2001 and 2000, and the consolidated shareholders' equity, comprehensive income, and cash flows for the six months ended June 30, 2001 and 2000.

2. Merger. As previously announced, on March 11, 2001, the company and Prudential plc (Prudential), a public limited company incorporated in England and Wales, entered into an Agreement and Plan of Merger (the Prudential Agreement), pursuant to which American General would become a wholly owned subsidiary of Prudential. On May 11, 2001, these parties together with American International Group, Inc. (AIG), a Delaware corporation, entered into a Tri-Party Agreement, pursuant to which, among other things, the Prudential Agreement has been terminated. In accordance with the terms of the Prudential Agreement, the company concurrently paid Prudential the $600 million termination fee mandated by that agreement.

    On May 11, 2001, the company and AIG entered into an Agreement and Plan of Merger (the AIG Agreement), pursuant to which the company will become a wholly owned subsidiary of AIG. Under the terms of the AIG Agreement, which has been approved by the boards of directors of AIG and the company, company shareholders will receive AIG common stock according to an exchange ratio that will be determined based on the 10-day average price of AIG's common stock ending three business days prior to closing (the AIG Average Price). This exchange ratio will provide company shareholders with AIG common stock valued at $46 per American General share as long as the AIG Average Price is between $76.20 and $84.22. If the AIG Average Price is between $76.20 and $84.22, the exchange ratio will be equal to $46 divided by the AIG Average Price. If the AIG Average Price is equal to or less than $76.20 or equal to or more than $84.22, company shareholders will receive 0.6037 or 0.5462 AIG shares, respectively.

    The AIG Agreement is subject to various regulatory approvals, as well as the approval of American General shareholders. The American General shareholder meeting to vote on the transaction is scheduled for August 15, 2001. A number of regulatory approvals have been received and all remaining approvals are expected in August, with the transaction expected to close as soon as possible thereafter.

3. Non-recurring/Merger-related Charges. On May 11, 2001, American General paid Prudential the $600 million termination fee and reimbursed certain expenses, as required by the Prudential Agreement and Tri-Party Agreement. In second quarter 2001, we recorded a charge of $654 million ($425 million aftertax) that included the termination fee and certain other related costs incurred in connection with the Prudential Agreement. In second quarter 2000, we recorded charges of $315 million ($207 million aftertax) primarily for the settlement of industrial life insurance litigation.

4. Accounting Change. In second quarter 2001, we adopted Emerging Issues Task Force (EITF) Issue 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." EITF 99-20 provides guidance on the calculation of interest income and the recognition of impairments related to beneficial interests held in our investment portfolio. Beneficial interests are investments that represent rights to receive specified cash flows from a pool of underlying assets (i.e., collateralized debt obligations). As a result of applying the impairment provisions of EITF 99-20, we recorded a $75 million ($49 million aftertax) write-down of the carrying value of certain collateralized debt obligations. The aftertax amount has been reported in the income statement as the cumulative effect of an accounting change.

5. Future Accounting Changes. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 eliminates the pooling of interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. This standard also requires that intangible assets be accounted for separately from goodwill, for acquisitions after July 1, 2001. Since the AIG acquisition of American General was initiated prior to July 1, 2001, SFAS 141 will not change the accounting for the company's proposed acquisition by AIG, which will be accounted for as a pooling of interests.

    SFAS 142 provides that goodwill and other intangible assets with indefinite lives are no longer to be amortized. These assets are to be reviewed for impairment annually, or more frequently if impairment indicators are present. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Amortization of goodwill and intangible assets acquired prior to July 1, 2001 will continue through December 31, 2001. We will adopt SFAS 142 on January 1, 2002, after which the company's earnings will not be impacted by goodwill amortization. Impairment testing is required during the first year of adoption, and resulting impairment losses, if any, may be reported as the cumulative effect of an accounting change. We have not yet determined if the required impairment testing related to the company's goodwill and other intangible assets will require a write-down of any such assets.

6. Derivative Financial Instruments. Effective January 1, 2001, we adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative instruments to be recognized at fair value in the balance sheet. Changes in the fair value of a derivative instrument are reported in net income or comprehensive income, depending upon the intended use of the derivative instrument.

    Upon adoption of SFAS 133, we recorded aftertax cumulative adjustments to reduce accumulated other comprehensive income in shareholders' equity by $29 million and to reduce net income by $1 million. The reduction of accumulated other comprehensive income was primarily the result of recognizing the fair value of interest rate swaps related to debt on the balance sheet. Since we anticipate holding the swaps for their full term, we do not expect this amount to impact earnings in future periods. The reduction of net income was related to the company's use of swaptions, which did not meet the new requirements for hedge accounting.

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

    Activity in derivative financial instruments did not have a material effect on net investment income, interest expense, investment gains (losses), or net income during the six months ended June 30, 2001 or 2000.

7. Dollar Rolls. We use dollar roll agreements as part of our strategy to increase investment income. Dollar rolls are agreements to sell mortgage-backed securities and repurchase substantially the same securities at a specified price and date in the future. We account for dollar rolls as short-term collateralized financings and include the repurchase obligation in other liabilities. At June 30, 2001, the company had $4.2 billion of outstanding dollar roll agreements. The average amount outstanding and the weighted-average interest rate on the short-term collateralized borrowings for the six months ended June 30, 2001 were $3.6 billion and 4.4%, respectively.

8. Investing Activities. Cash flows related to investing activities were as follows:
                                                        Dispositions and
                                    Purchases              Repayments
                                 Six Months Ended       Six Months Ended
                                     June 30,               June 30,
                                 2001        2000       2001        2000
    Fixed maturity securities  $17,927     $ 8,679    $15,144     $ 7,458
    Mortgage loans                 262         257        177         216
    Equity securities               82          36         67          41
    Other                          443         135        417          41
      Total                    $18,714     $ 9,107    $15,805     $ 7,756

9. Redeemable Equity. On July 31, 2001, American General redeemed all 11.5 million shares of its 8.45% Cumulative Monthly Income Preferred Securities and all 8.6 million shares of its 8-1/8% Cumulative Monthly Income Preferred Securities, with a total carrying value of $502 million at June 30, 2001. The redemption price for both securities equaled the liquidation preference of $25 per share.

    Dividends related to the company's total redeemable equity were as follows:

                                              Six Months Ended
                                                  June 30,
                                              2001        2000
    Net dividends on preferred securities
     of subsidiaries                         $ 56        $ 50
    Tax benefit                                30          27
    Pretax dividends                           86          77
    Amortization of debt issue costs           (1)         (1)
    Dividends accrued but not paid              -          (1)

    Dividends paid                           $ 85        $ 75

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

        In 2000, Financial Service Center filed a plan of reorganization to resolve the remaining claims in the bankruptcy. In January 2001, Financial Service Center and the creditors' committee in the bankruptcy entered into a settlement that has been approved by the bankruptcy court. The plan of reorganization was confirmed by the bankruptcy court in February 2001 and distribution under the plan commenced. Certain creditors have appealed the confirmation of the plan, but we do not expect their appeal to prevail. We expect our remaining recorded liability related to this matter to be sufficient to cover the costs of the plan of reorganization.

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

    3) Four purported class action lawsuits have been filed by alleged shareholders against the company and certain of its officers and directors in connection with the Prudential Agreement: (1) Samuel Bamdas Revocable Trust v. American General Corp., et al., Civil Action No. 2001-14869 (filed March 20, 2001, in the District Court of Harris County, Texas, 11th Judicial District), (2) Harold Goldberg
        v. American General Corp., et al., Civil Action No. 2001-18388
        (filed April 4, 2001, in the District Court of Harris County, Texas, 133rd Judicial District), (3) Kenneth Steiner v. Robert M. Devlin, et al., Civil Action No. 2001-18389 (filed April 4, 2001, in the District Court of Harris County, Texas, 164th Judicial District), and
        (4) Richard Britten v. Robert M. Devlin, et al., Civil Action No. 2001-19670 (filed April 12, 2001, in the District Court of Harris County, Texas, 189th Judicial District). These actions, now consolidated in the 11th Judicial District, were each filed on behalf of a purported class of shareholders alleging that certain officers and directors of the company breached their fiduciary duties in connection with the pricing and terms of the proposed Prudential transaction. In each of these actions, the plaintiffs generally are seeking injunctive relief and other unspecified damages, fees, and expenses.

        Also, on April 9, 2001, two shareholder derivative lawsuits were filed in the United States District Court for the Southern District of Texas, purportedly on behalf of the company against certain of its officers and directors challenging the company's merger with
        Prudential: (1) Michael Hastings v. Morris J. Kramer, et al., Civil Action No. H-01-1174 and (2) Carolinas Electrical Workers Retirement Fund v. Morris J. Kramer, et al., Civil Action No. H-01-1176. These derivative actions, now consolidated under the Hastings caption, allege that the defendants breached their fiduciary duties by entering into the agreement and plan of merger with Prudential, and generally seek injunctive relief and other monetary damages. On
        May 23, 2001, the board of directors of American General formed a Demand Review Committee to review the allegations made by the plaintiffs. On July 26, 2001, based upon the review and recommendation of the Demand Review Committee, the board of directors concluded that the continuation of the derivative action is not in the best interests of American General and its shareholders, and directed counsel to move to dismiss the action, which it has done.

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

12. Calculation of Earnings Per Share. We calculate basic and diluted earnings per share as follows:
                                    Six Months Ended       Quarter Ended
                                        June 30,             June 30,
                                     2001      2000       2001      2000
    Income (loss) before
     cumulative effect of
     accounting change ...........  $  60     $ 379      $(263)    $  94
    Cumulative effect of
     accounting change ...........    (49)        -        (49)        -
    Net income (loss)/basic
     earnings ....................     11       379       (312)       94
    Net dividends on convertible
     preferred securities of
     subsidiary ..................      -         5          -         2
      Diluted earnings ...........  $  11     $ 384      $(312)    $  96

    Average basic shares
     outstanding .................  499.3     496.2      499.4     494.7
    Dilutive securities
      Stock options(1) ............    4.9       1.7          -       1.7
      Restricted stock(2) .........    1.3       1.2          -       1.2
      Convertible preferred
       securities of subsidiary ..      -      12.2          -      12.2
        Average diluted shares
         outstanding .............  505.5     511.3      499.4     509.8

    Net income per share
     Basic
      Income (loss) before
       cumulative effect of
       accounting change .........   $.12      $.76      $(.53)     $.19
      Net income (loss) ..........   $.02      $.76      $(.62)     $.19
     Diluted
      Income (loss) before
       cumulative effect of
       accounting change .........   $.12      $.75      $(.53)     $.19
      Net income (loss) ..........   $.02      $.75      $(.62)     $.19

     (1) Second quarter 2001 excludes 5.8 million shares due to antidilution.
     (2) Second quarter 2001 excludes 1.4 million shares due to antidilution.

13. Division Results. We report our financial results in three business divisions, as well as a category for corporate operations. Results of each division include earnings from its business operations that reflect the amount of equity we consider sufficient to support risks inherent in the division's business and to maintain financial strength and debt ratings. Corporate operations include parent company expenses, the cost of corporate borrowings, and earnings on corporate assets. Goodwill amortization, investment gains (losses), non-recurring items, and one-time accounting changes are also excluded from division results, consistent with the manner in which management reviews and evaluates division results.

    Division earnings for the six months ended June 30, were as follows:

                                                Income
                              Revenues       before Taxes     Net Income
                            2001    2000     2001    2000    2001    2000

     Asset Accumulation    $2,249  $1,947   $  541  $  492  $  370  $  328
     Financial Services -
      Life Insurance        2,617   2,723      598     573     400     377
     Financial Services -
      Consumer Lending        995     932      220     189     142     121
       Total divisions      5,861   5,602    1,359   1,254     912     826

     Corporate operations     (56)    (21)    (194)   (164)   (126)   (109)
     Goodwill amortization                     (24)    (24)    (24)    (24)
     Net dividends on
      preferred securities
      of subsidiaries                                          (56)    (50)

     Operating earnings                                        706     643
     Investment losses       (339)   (109)    (339)   (109)   (221)    (71)
     Non-recurring/merger-
      related charges                         (654)   (315)   (425)   (193)
     Cumulative effect of
      accounting change                                        (49)      -

       Total               $5,466  $5,472   $  148  $  642  $   11  $  379


     Division earnings for the quarter ended June 30, were as follows:

                                             Income (Loss)       Net
                              Revenues       before Taxes    Income (Loss)
                            2001    2000     2001    2000    2001    2000

     Asset Accumulation    $1,177  $  964   $  273  $  249  $  187  $  166
     Financial Services -
      Life Insurance        1,340   1,371      301     289     202     190
     Financial Services -
      Consumer Lending        505     469      117      97      76      62
       Total divisions      3,022   2,804      691     635     465     418

     Corporate operations     (33)    (11)    (101)    (86)    (65)    (56)
     Goodwill amortization                     (12)    (12)    (12)    (12)
     Net dividends on
      preferred securities
      of subsidiaries                                          (28)    (25)

     Operating earnings                                        360     325
     Investment losses       (304)    (58)    (304)    (58)   (198)    (38)
     Non-recurring/merger-
      related charges                         (654)   (315)   (425)   (193)
     Cumulative effect of
      accounting change                                        (49)      -

       Total               $2,685  $2,735   $ (380) $  164  $ (312) $   94



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This item presents specific comments on material changes to our consolidated results of operations, investments, capital resources, and liquidity for the periods reflected in the interim financial statements filed with this report. This analysis should be read in conjunction with the consolidated financial statements and related notes on pages 6 through 14 of this Quarterly Report on Form 10-Q.

The reasons for any significant variations between the quarters ended June 30, 2001 and 2000 are the same as those discussed below for the respective six month periods, unless otherwise noted. Amounts in the tables are in millions, except per share data.


                            OVERVIEW

The company is a diversified financial services organization with $128 billion of assets and over $23 billion of annual revenues and deposits. We are a leading provider of retirement services, life insurance, consumer loans, and investments to over 12 million customers. Our operating earnings per share for the six months ended June 30, 2001 increased 10% to $1.40 and operating return on equity reached 17.4%.

Our financial highlights were as follows:

                                Six Months Ended         Quarter Ended
                                    June 30,                June 30,
                                2001       2000         2001       2000

Revenues and deposits         $ 11,974   $ 11,283      $ 6,134    $ 5,718
Earnings
 Operating earnings                706        643          360        325
 Net income (loss)                  11        379         (312)        94
Per share
 Operating earnings               1.40       1.27          .71        .64
 Net income (loss)                 .02        .75         (.62)       .19
 Shareholders' equity*           15.59      15.62
Assets*                        127,951    122,866
Return on equity*                 17.4%      16.5%        17.3%      16.2%
Average shares outstanding         505        511          507        510

* Excludes SFAS 115 and SFAS 133 unrealized gains (losses).

Revenues and deposits increased $691 million, or 6%, for the six months ended June 30, 2001, compared to the same period in 2000, primarily due to higher fixed annuity deposits in our asset accumulation division. Operating earnings and operating earnings per share increased 10% for the six months of 2001 due to increases in earnings in our asset accumulation division (up 13%), financial services - life insurance division (up 6%), and financial services - consumer lending division (up 17%).

The reduction in net income to $11 million for the six months ended June 30, 2001 reflected the following: (1) aftertax charges of $425 million mainly related to our settlement with Prudential, (2) a $49 million aftertax charge for the cumulative effect of the adoption of EITF 99-20, and (3) aftertax realized investment losses of $221 million. The realized investment losses reflected securities write-downs taken by the company to optimize its tax position in anticipation of the acquisition by AIG and to record credit impairments of certain securities that reflect conditions in fixed income markets. See Notes 2, 3, and 4 of the financial statements for further discussion of the first two charges.

Assets increased 4% from June 30, 2000 to June 30, 2001, primarily due to an 8% increase in invested assets resulting from growth in sales of fixed annuities. This increase was partially offset by a reduction in separate account assets from $25.6 billion at June 30, 2000 to $22.1 billion at June 30, 2001 due to declines in equity market values.


                       BUSINESS DIVISIONS

Results of our three business divisions' operations are discussed below.

Asset Accumulation.  Our asset accumulation division results were as follows:

                              Six Months Ended           Quarter Ended
                                  June 30,                 June 30,
                              2001        2000         2001        2000

Fixed margin                 $  574      $  490       $  283      $  247
Variable fees                    94         116           46          59
Asset management fees            33          34           17          17
Other revenue                    51          32           29          16
 Net revenues                   752         672          375         339
Operating expenses              168         166           81          84
Commissions                     240         208          132         105
Change in DPAC/CIP             (197)       (194)        (111)        (99)
 Total expenses                 211         180          102          90
Pretax earnings                 541         492          273         249
Income taxes                    171         164           86          83

  Division earnings          $  370      $  328       $  187      $  166

Earnings. Asset accumulation earnings are a function of the level of our managed assets, fixed margin, variable fees, asset management fees, and total expenses. Division earnings for the six months and quarter ended June 30, 2001 increased 13% compared to the same periods in 2000. The increases were due to continued strong net annuity flows, wider fixed investment spread, and improved operating efficiency, partially offset by lower variable fees related to the effect of declining equity markets on average separate account balances.

Premiums and Deposits.  Premiums and deposits were as follows:

                              Six Months Ended           Quarter Ended
                                  June 30,                 June 30,
                              2001        2000         2001        2000
Premiums and deposits
 Fixed                       $3,649      $2,828       $1,888      $1,491
 Variable                     1,617       1,786          781         899
 Mutual funds                   393         476          168         205
    Total                    $5,659      $5,090       $2,837      $2,595

Fixed premiums and deposits increased 29%, or $821 million, for the six months ended June 30, 2001, and 27%, or $397 million, in second quarter 2001 compared to the same periods in 2000. The increases resulted from our sales of proprietary fixed annuities through financial institutions, the expanded distribution of annuities through life insurance agents in our financial services - life insurance division, and renewed interest in fixed annuities in the tax-qualified market. Variable deposit declines of 10% and 13% for the first six months and second quarter of 2001, respectively, reflect reduced interest in variable products due to declining equity markets and the shift in customer preference towards fixed annuities. Annuity net flow, which represents annuity deposits less annuity surrenders and withdrawals, totaled $3.3 billion year-to-date, an increase of 51% from $2.2 billion in the prior year-to-date period, and $1.8 billion quarter-to-date, an increase of 49% from $1.2 billion in the prior-year quarter, reflecting both the higher level of deposits and significantly lower surrenders.

Mutual fund deposits declined $83 million year-to-date due to a large case transfer received in first quarter 2000, while the $37 million quarter-to-date decrease compared to second quarter 2000 reflects current market conditions.

Surrenders. Surrender ratios were as follows:

                              Six Months Ended           Quarter Ended
                                  June 30,                 June 30,
                              2001        2000         2001        2000
Surrender ratios
 Fixed                         7.48%       9.94%        6.86%      10.05%
 Variable                      5.42        5.74         5.01        5.21

The decrease in the fixed surrender ratio reflects our improved fixed asset retention levels in 2001, resulting from the division's conservation efforts and uncertain equity markets, which reduced incentives to transfer funds from fixed variable products. The lower fixed surrender ratio was also impacted by strong fixed annuity deposits in the past twelve months, which increased the proportion of reserves that are subject to withdrawal penalties.

Assets Under Management.   Assets under management, which include off-balance
sheet assets that generate revenues for the division, were as follows:

                                 Six Months Ended        Quarter Ended
                                     June 30,                June 30,
                                 2001        2000       2001        2000
Assets under management
 Average
  Invested assets (1)           $47,142     $42,400    $48,852     $43,135
  Separate accounts             18,915      22,043     18,537      22,005
  Mutual funds (2)                2,760       2,044      2,738       2,552
  Other third-party assets (2)    3,806       2,086      3,900       2,279
    Total                      $72,623     $68,573    $74,027     $69,971

 Balance at June 30            $74,829     $71,297

(1) Excludes SFAS 115 and SFAS 133 unrealized gains (losses).
(2) Not included on balance sheet.

Average assets under management grew 6% from June 30, 2000 to June 30, 2001, primarily due to annuity net flow of $5.2 billion over the last twelve months, as well as $.9 billion of mutual fund deposits and $1.7 billion of additional third-party assets under management, which more than offset the decline in separate account assets. Average separate account assets declined $3.1 billion, due to the decline in market value in the twelve months ended June 30, 2001.

Fixed Margin. Fixed margin, the difference between net investment income on general account investments and interest credited to policyholders' fixed accounts, increased 17% in the first six months of 2001 compared to 2000, and 15% quarter over quarter. Fixed investment spread measures this difference in terms of interest rates. Net investment income and the components of fixed investment spread were as follows:

                              Six Months Ended           Quarter Ended
                                  June 30,                 June 30,
                              2001        2000         2001        2000

Net investment income        $1,726      $1,567       $  873      $  792

Average investment yield*      7.84%       7.72%        7.81%       7.73%
Average crediting rate         5.37        5.35         5.39        5.37
  Fixed investment spread      2.47%       2.37%        2.42%       2.36%

*Excludes SFAS 115 and SFAS 133 unrealized gains (losses).

The higher level of invested assets generated 10% growth in net investment income for both year-to-date and second quarter, resulting in an $84 million increase in fixed margin for the six months ended June 30, 2001, and a $36 million increase in fixed margin in second quarter 2001. Investment yield and fixed investment spread increased during the first six months of 2001, compared to the same period in 2000, due to market rates on new investments exceeding average portfolio yields and higher prepayment-related income.

Variable and Asset Management Fees. Variable fees are annuity product fees, primarily mortality and expense charges, which we earn from separate accounts. Asset management fees are the advisory and management fees we earn on mutual funds, separate account assets, and institutional third-party assets. The year-to-date and quarter declines in variable fees resulted from the 14% decrease in average separate account assets at June 30, 2001, compared to the prior year period. Variable fees as a percentage of average separate account assets were 1.00% and 1.05% year-to-date and 1.00% and 1.07% quarter-to-date for 2001 and 2000, respectively. Asset management fees as a percentage of average separate account assets under management increased to .35% in the first six months of 2001 from .31% in the prior-year period, and .37% from
 .31% for the respective quarters.

Operating Expenses. Operating expenses increased $2 million for the six months ended June 30, 2001 compared to the same period in 2000, primarily due to the inclusion of $8 million of operating expenses for our investment management business in 2001, partially offset by cost savings from operating efficiencies. The ratio of operating expenses to average assets under management decreased slightly to .46% year-to-date and .45% quarter-to-date, reflecting the improved operating efficiencies within the division.

Financial Services - Life Insurance

Our financial services - life insurance division results were as follows:

                                    Six Months Ended      Quarter Ended
                                        June 30,             June 30,
                                     2001      2000       2001      2000

Net premiums and insurance charges  $1,423    $1,527     $  735    $  770
Net investment income                1,101     1,091        555       547
Other income                            93       105         50        54
  Total revenues                     2,617     2,723      1,340     1,371
Insurance and annuity benefits       1,347     1,428        690       721
Operating expenses                     333       334        172       167
Commissions                            385       438        199       223
Change in DPAC/CIP                     (46)      (50)       (22)      (29)
  Total expenses                     2,019     2,150      1,039     1,082
Pretax earnings                        598       573        301       289
Income taxes                           198       196         99        99

   Division earnings                $  400    $  377     $  202    $  190

Earnings. The division's profitability is driven by growth in insurance in force and insurance and annuity liabilities, as well as interest spread, mortality and persistency experience, and operating expenses. Earnings increased 6% for the six months and quarter ended June 30, 2001 compared to the same periods in 2000. The increase reflects growth in life insurance in force, a wider investment spread, and improved persistency.

Sales. Sales, which represent annualized premiums and deposits for new products issued, were as follows:

                                    Six Months Ended      Quarter Ended
                                        June 30,             June 30,
                                     2001      2000       2001      2000

Individual life
 Independent distribution
  Periodic sales                     $165      $125       $ 73      $ 62
  Unscheduled deposits and
   single premiums                    258        85        227        42
    Total independent distribution    423       210        300       104
 Career agent distribution             48        69         27        36
    Total individual life            $471      $279       $327      $140

Annuities                            $258      $464       $117      $228
Corporate markets                     142        81         89        46
Group and credit                       74        86         38        34

Sales of individual life insurance through our independent distribution channel included a large single premium variable life case in second quarter 2001. Periodic sales increased 32% in the first six months of 2001 over the 2000 period, more than offsetting the anticipated decline in sales through career agents that resulted from our change in marketing emphasis.

Individual annuity sales decreased 44% in the first six months of 2001, compared to the same period of 2000, due to lower variable annuity sales through financial institutions. Sales by our life insurance division agents of fixed annuities manufactured and reported by our asset accumulation division totaled $267 million in the first six months of 2001, an increase of 70% over the prior year-to-date sales.

Corporate markets sales, which fluctuate due to large case size, reflected current market demand for bank-owned life insurance products. Group and credit sales decreased 13% for the six months ended June 30, 2001, reflecting lower credit insurance sales due to a slowdown in loan demand in first quarter 2001, but the quarter increased 12% over second quarter 2000 due to improved group association sales.

Customer Account Liabilities. The balances in our customer account liabilities and life insurance in force were as follows:

                                       June 30,
                                  2001         2000
General account liabilities     $ 25,926     $ 25,964
Separate account liabilities       3,470        2,931
  Total                         $ 29,396     $ 28,895

Life insurance in force         $403,511     $382,004

Separate account balances increased 18% year over year due to increased deposits of $953 million for the prior twelve months, offset by market value decline of $282 million and surrenders.

Life insurance in force increased 6% to $403.5 billion from June 30, 2000 to June 30, 2001, reflecting continued growth in sales of larger policies, including variable life insurance products.

Premiums represent funds received on traditional insurance products, while deposits represent funds we receive for interest-sensitive products. Direct premiums and deposits (before net reinsurance) were as follows:

                                 Six Months Ended        Quarter Ended
                                     June 30,               June 30,
                                 2001       2000        2001       2000
Life insurance                  $1,939     $1,745      $1,102     $  881
Annuities                          273        477         124        241
Other                              268        291         134        145
  Total                         $2,480     $2,513      $1,360     $1,267

Life insurance premiums and deposits increased 11% and 25% for the six months and quarter ended June 30, 2001, respectively, compared to the prior year periods, due to a large variable life sale in second quarter 2001 and increased corporate market sales, partially offset by lower premiums from our career agent channel and lower group and credit sales. The decrease in annuity deposits relates to declining sales of variable annuities through financial institutions. Other premiums and deposits declined 8% for the first six months and second quarter of 2001 due to discontinued and de-emphasized product lines.

Investment Spread.  Investment spread was as follows:

                                Six Months Ended       Quarter Ended
                                     June 30,             June 30,
                                2001        2000      2001        2000

Average investment yield*       8.18%       8.06%     8.23%       8.07%
Average crediting rate          5.85        5.87      5.88        5.90
 Fixed investment spread        2.33%       2.19%     2.35%       2.17%

*Excludes SFAS 115 and SFAS 133 unrealized gains (losses).

Net investment income, average investment yield, and fixed investment spread increased during the first six months of 2001, compared to the same period in 2000, due to market rates on new investments exceeding portfolio yields and higher prepayment-related income.

Mortality and Persistency. Death claims per $1,000 of in force and premium termination rates were as follows:

                                Six Months Ended       Quarter Ended
                                     June 30,             June 30,
                                2001        2000      2001        2000

Death claims per $1,000 of
 in force                      $ 4.08      $ 3.82    $ 4.21     $ 3.83
Premium termination rate        11.49%      11.87%    10.70%     11.59%

Death claims per $1,000 of in force increased during the first six months of 2001, compared to the same period in 2000, reflecting less favorable mortality experience in the career agent channel and the increasing average age of the in force business. The lower premium termination rates reflect improved persistency in the career agent channel. Mortality and persistency are expected to fluctuate, and overall, experience remained within pricing assumptions during second quarter 2001.

Operating and Other Expenses. The division continues to benefit from the expansion of its shared services platform, expense control initiatives, and more efficient use of technology. Operating expenses decreased slightly year-over-year and increased only 3% quarter-over-quarter. The year-to-date ratio of operating expenses to direct premiums and deposits increased slightly to 13.4% in 2001 compared to 13.2% in 2000, while the quarter ratio decreased to 12.6% in 2001 compared to 13.1% in 2000, due to relatively flat operating expenses offset by the effect of fluctuations in variable life and annuity sales.

Commissions, net of the change in DPAC and CIP, decreased 12% in the first six months of 2001, compared to the same period in 2000 due to lower career agent sales. The amortization rate for previously-capitalized DPAC and CIP was reduced for certain product lines to reflect expense, interest, and related margins.

Financial Services - Consumer Lending

Our financial services - consumer lending division results were as follows:

                                 Six Months Ended         Quarter Ended
                                     June 30,                June 30,
                                 2001        2000        2001        2000

Finance margin                  $  517      $  456      $  269      $  228
Other income, net*                 144         143          74          71
 Net revenue                       661         599         343         299
Operating expenses                 253         251         130         123
Provision for finance
 receivable losses                 128          97          68          48
Other expenses                      60          62          28          31
   Total expenses                  441         410         226         202
Pretax earnings                    220         189         117          97
Income taxes                        78          68          41          35

   Division earnings            $  142      $  121      $   76      $   62

*Primarily income from credit-related insurance products.

Earnings. Division earnings are a function of the amount and mix of finance receivables, interest spread, credit quality, and operating expenses. Earnings increased 17% and 21% for the six months and quarter ended June 30, 2001, compared to the same periods in 2000, due to an increase in finance margin as a result of the combined impact of higher average receivables, higher yields, and lower borrowing costs, partially offset by higher net charge-offs.

Finance Receivables.  The mix of finance receivables was as follows:

                                      June 30,
                                  2001        2000

Real estate loans               $ 7,502     $ 7,249
Non-real estate loans             2,961       2,988
Retail sales finance              1,383       1,406
 Total finance receivables       11,846      11,643
Allowance for losses               (398)       (383)

Finance receivables, net        $11,448     $11,260

Average finance receivables
  Year-to-date                  $11,763     $11,181
  Quarter                        11,788      11,305

We increased our finance receivables portfolio $203 million during the last twelve months. Average finance receivables in the first six months of 2001 increased 5% compared to the same period in 2000, mainly due to growth in average non-real estate loans. Over the last twelve months, we generated $6.7 billion of loans in our branch offices and purchased $.7 billion of real estate loans, while $7.0 billion of loans were repaid. At quarter end, 63% of the portfolio was secured by real estate, compared to 62% a year ago and at December 31, 2000. The allowance for finance receivable losses increased $15 million year over year, to cover portfolios purchased during the past twelve months and to reflect higher net charge-offs.

Finance Margin. Finance margin is the difference between the finance charges paid by our customers and interest expense on the debt required to fund finance receivables. Interest spread measures this difference in terms of interest rates. Finance margin and the components of interest spread were as follows:

                                 Six Months Ended         Quarter Ended
                                     June 30,                June 30,
                                 2001        2000        2001        2000

Finance charges                 $  851      $  789      $  431      $  398
Interest expense                   334         333         162         170
  Finance margin                $  517      $  456      $  269      $  228

Average yield on finance
 receivables                     14.56%      14.17%      14.64%      14.15%
Average borrowing cost            6.22        6.47        6.01        6.52
  Interest spread                 8.34%       7.70%       8.63%       7.63%

Year-to-date and second quarter finance charges increased 8% from the prior year periods due to increases in average finance receivables and higher yields on recent loan originations and renewals. Interest expense was essentially unchanged for the first six months of 2001 due to higher average borrowings offset by lower borrowing cost. The quarter over quarter decline in interest expense reflects lower short-term borrowing cost in second quarter 2001.
Yield on average finance receivables increased 39 basis points for the six months ended June 30, 2001 and 49 basis points for the quarter ended June 30, 2001 compared to the same periods of 2000, reflecting a higher yield on the real estate loan portfolio. Rates on real estate loans originated, renewed, and purchased during 2000 and the first half of 2001 were higher in response to the Federal Reserve's 175 basis point federal funds rate increase between June 1999 and May 2000. We expect real estate loan yield to decrease in response to the Federal Reserve's overall 275 basis point federal funds rate decrease between December 2000 and June 2001. Interest spread increased in 2001, due to the combined effect of the increase in yield and lower short-term floating-rate borrowing cost.

Credit Quality. Net charge-off and delinquency ratios reflect the quality of our finance receivables portfolio, the success of our collection efforts, and general economic conditions. Credit quality information was as follows:

                                 Six Months Ended       Quarter Ended
                                     June 30,              June 30,
                                2001         2000      2001        2000

Charge offs                    $  123       $   97    $   63      $   48
Delinquencies (60 days or
 more past due)                   404          367
Allowance for losses              398          383

Ratios
 Charge-off                      2.09%        1.74%     2.13%       1.72%
 Delinquency (60 days or
  more past due)                 3.26         3.02
 Allowance                       3.36         3.29
 Charge-off coverage             1.62x        1.98x     1.59x       1.98x

Risk-adjusted yield             12.47%       12.43%    12.51%      12.43%

The decline in credit quality indicated by higher charge-off and delinquency ratios in 2001 compared to the same periods of 2000 reflects the maturation of non-real estate loans purchased in 2000, which were primarily current receivables when purchased, and current economic conditions.

The allowance for finance receivable losses is maintained at an amount that we believe is adequate to absorb anticipated charge offs in our existing portfolio. The allowance as a percentage of finance receivables increased from the prior year to cover portfolios purchased over the past twelve months and to reflect the increased level of charge-offs in 2001.

Risk-adjusted yield represents the yield on finance receivables less the charge-off ratio. The risk-adjusted yield increased from the prior year and the prior quarter periods due to growth in yield rates that more than offset the increase in the charge-off ratios.

Operating Expenses. Operating expenses as a percentage of average finance receivables for the first six months of 2001 improved to 4.32% from 4.49% for the same period of 2000. This decrease reflects a 5% increase in average finance receivables. The increase in operating expenses as a percentage of average finance receivables for second quarter 2001 to 4.42%, compared to the prior year quarter of 4.40%, reflects higher operating expenses, consisting primarily of increased credit and collection expenses and salaries, partially offset by higher average net receivables.


                          INVESTMENTS

Our invested assets consisted primarily of fixed maturity securities (84%), short-term investments (6%), mortgage loans on real estate (5%), and policy loans (3%) at June 30, 2001.

Fair Value of Securities. At June 30, 2001, the market value of our fixed maturity and equity securities portfolio was 100.5% of amortized cost, compared to 99.5% at year-end 2000. During 2001, the fair value adjustment on our securities portfolio increased by $639 million, with a related $396 million positive adjustment to shareholders' equity. The components of the fair value adjustment at June 30, 2001 and December 31, 2000, and the six month change, were as follows:

                                    June 30,    December 31,
                                      2001          2000         Change

Fair value adjustment to fixed
 maturity and equity securities     $   311       $  (328)       $   639
Related increase (decrease) in
 DPAC/CIP                              (139)           88           (227)
Related decrease (increase) in
 deferred income taxes                  (61)           85           (146)
Valuation allowance on deferred
 tax asset                                -          (130)           130
 Net unrealized gains (losses) on
  fixed maturity and equity
  securities                        $   111       $  (285)       $   396

Fixed Maturity Securities. At June 30, 2001, our fixed maturity securities investment portfolio consisted of $50.4 billion of corporate bonds, $15.1 billion of mortgage-backed securities, and $1.8 billion of bonds issued by governmental agencies. The average credit rating of the portfolio was A at June 30, 2001 and December 31, 2000. Average ratings by category at June 30, 2001 were as follows:

                                     June 30,              Average Credit
                                      2001          %          Rating

Investment grade                     $48,718        73%          A-
Mortgage-backed                       15,049        22           AAA
Below investment grade                 3,539         5           B+
 Total fixed maturity securities     $67,306       100%          A

Investment income from our below investment grade securities was $197 million for both the six months ended June 30, 2001 (10.1% yield) and for the same period in 2000 (10.6% yield). Non-performing bonds were less than .2% of total fixed maturity securities at June 30, 2001 and December 31, 2000. We classify bonds as non-performing when the payment of interest is sufficiently uncertain as to preclude accrual of interest.

Investment Gains (Losses). Investment gains (losses) include pretax realized gains or losses from the sale of investments, the write-down of securities for other than temporary declines in value, and our share of changes in fair value of the underlying equity investments held by equity partnerships. SFAS 133 derivative gains (losses) generated by hedge inefficiencies and derivatives not accounted for as hedges are also included in investment gains (losses) beginning in 2001. Net investment losses of $198 million in second quarter 2001 related to actions taken to optimize our tax position in anticipation of the pending AIG acquisition and credit impairments of certain securities reflecting conditions in fixed income markets. Realized investment losses on below investment grade securities were $390 million and $101 million for the six months ended June 30, 2001 and 2000, respectively.


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

To provide sufficient capital to support the risks inherent in our businesses, as well as to maintain our financial strength ratings, we currently manage the statutory equity of our principal asset accumulation and life insurance companies to a target of 2.5 times the Company Action Level RBC (or 5.0 times the Authorized Control Level RBC). We adjust dividends from, or contributions to, these companies to maintain this target. At June 30, 2001, our principal asset accumulation and life insurance companies had statutory equity with a weighted-average of 2.6 times the Company Action Level RBC. Adoption of the NAIC's Codification of Statutory Accounting Principles by our principal asset accumulation and life insurance companies, as of January 1, 2001, did not have a material impact on their statutory equity at June 30, 2001.

Financial Services - Consumer Lending. The capital of our consumer lending division varies directly with the level of its finance receivables. This capital, totaling $12.5 billion at June 30, 2001, consisted of $1.6 billion of equity and $10.9 billion of consumer lending debt, which was not guaranteed by American General.

The capital mix of consumer lending debt and equity is based upon maintaining leverage at a level that supports cost-effective funding. The consumer lending division's target ratio of debt to tangible net worth, a standard measure of financial risk in the consumer lending industry, is currently 7.5 to 1. The ratio was 7.5 to 1 at June 30, 2001 and December 31, 2000.

Corporate. The mix of corporate capital between debt and equity is influenced by our overall corporate strategy and structure. Our target capital structure consists of 25% corporate debt, 15% redeemable equity, and 60% shareholders' equity. The amount and mix of our corporate capital at June 30, 2001 and December 31, 2000 were as follows:
                                          June 30,      December 31,
                                            2001            2000

Corporate capital*                        $14,193         $13,449
Corporate debt                               29.6%           24.2%
Redeemable equity                            14.7            15.4
Shareholders' equity                         55.7            60.4

*Excludes SFAS 115 and SFAS 133 unrealized gains (losses).

The actual capital structure at June 30, 2001 differed from our targets due to activity related to the pending acquisition by AIG. We increased our commercial paper borrowings to finance the $600 million payment to Prudential. In addition, the net loss in second quarter 2001 reduced the percentage of shareholders' equity to total capital.


                           LIQUIDITY

Our overall liquidity is based on cash flows from the business divisions and our ability to borrow in both the long-term and short-term markets at competitive rates. At June 30, 2001, we had committed and unused credit facilities of $6.2 billion, substantially all of which were to support the company's commercial paper borrowings. In July 2001, our financial services-consumer lending division refinanced $1.0 billion of short-term debt with the issuance of $1.0 billion of long-term debt. Subsequent to this transaction, we reduced our credit facilities to $5.25 billion to reflect the company's lower commercial paper borrowings and in anticipation of the acquisition by AIG. We believe that our overall sources of liquidity will continue to be sufficient to satisfy our foreseeable financial obligations.

Asset Accumulation. Principal sources of cash for our asset accumulation division were as follows:

                                             Six Months Ended
                                                 June 30,
                                             2001        2000

Cash from operating activities              $1,020      $  908
Deposits, net of withdrawals
  Fixed                                      2,049         420
  Variable                                     876       1,443
  Mutual funds                                 125         274
Short-term collateralized financings         2,951       1,260

The increase in net fixed policyholder account deposits and the decrease in net variable account and mutual fund deposits period over period resulted from growth in single premium fixed annuity business sold through financial institutions, as well as a shift in customer preferences away from variable products due to increased equity market volatility.

Because the investment risk on variable accounts and mutual fund products lies predominately with the policyholder, deposits and withdrawals related to separate accounts and mutual funds are not included in the company's cash flow statement. The increase in cash from short-term collateralized financings relates to the company's expanded use of dollar rolls as part of our investment strategy.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. The division received net capital contributions of $170 million from the parent in the first six months of 2001.

Financial Services - Life Insurance. Principal sources of cash for our financial services - life insurance division were as follows:

                                             Six Months Ended
                                                 June 30,
                                             2001        2000

Cash from operating activities              $   96      $   36
Deposits, net of withdrawals
  Fixed                                         91         (63)
  Variable                                     502         440
Short-term collateralized financings         1,175         795

The $154 million increase in net fixed policyholder account deposits in the first six months of 2001, compared to the first six months of 2000, resulted from a shift in customer preference away from variable products due to increased equity market volatility. The increase in variable deposit activity was due to a large variable life sale in second quarter 2001, offset by lower sales of variable annuities through financial institutions. The increase in short-term collateralized financings relates to our expanded use of dollar rolls.

The division's major use of cash was the net purchase of investments necessary to support increases in insurance and annuity liabilities. In the first six months of 2001, the division paid net dividends of $221 million to the parent.

Financial Services - Consumer Lending. Principal sources of cash for our financial services - consumer lending division were as follows:

                                             Six Months Ended
                                                 June 30,
                                             2001        2000

Cash from operating activities               $395        $337
Net issuance of debt                           82         546

Net cash provided by operating activities increased $58 million for the six months ended June 30, 2001, compared to the same period in 2000, due to the increase in finance charges from higher average net receivables. Cash generated by borrowings decreased in 2001 due to the higher growth in finance receivables in 2000 compared to 2001.

The division's major use of cash was to fund finance receivables growth. Net cash used to fund finance receivables decreased to $214 million in the first six months of 2001, compared to $749 million in the first six months of 2000, due to a large bulk purchase in second quarter 2000. The division paid dividends of $128 million to the parent in the first six months of 2001.

Corporate. The primary sources of cash for corporate operations include net dividends from our business divisions and the proceeds from issuances of debt and redeemable equity. Corporate operations use cash to pay dividends to shareholders, to pay interest on corporate debt and dividends on preferred securities, to repurchase common stock, and to pay other corporate expenses.

Net dividends received from our business divisions were as follows:

                                            Six Months Ended
                                                June 30,
                                             2001       2000
Dividends received
 Asset Accumulation                          $  29      $  70
 Financial Services - Life Insurance           225        194
 Financial Services - Consumer Lending         128         27
  Total received                               382        291
Contributions paid
 Asset Accumulation                            199         43
 Financial Services - Life Insurance             4        133
  Total paid                                   203        176
   Net dividends received                    $ 179      $ 115

Net cash provided by operating activities for American General decreased $570 million for the six months ended June 30, 2001 compared to the same period in 2000, due to the $600 million termination fee paid to Prudential in second quarter 2001.


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

These forward-looking statements involve risks and uncertainties including, but not limited to, the following: (1) changes in general economic conditions, including the performance of financial markets and interest rates;
(2) customer responsiveness to both products and distribution channels;
(3) competitive, regulatory, accounting, or tax changes that affect the cost of, or demand for, our products; (4) our ability to secure necessary regulatory approvals, including approvals for dividends and products; (5) our ability to realize projected expense savings; (6) adverse litigation or arbitration results or resolution of litigation or arbitration, including proceedings related to industrial life insurance, satellite dish financing, and workers' compensation insurance; (7) the formation of strategic alliances or business combinations among our competitors or our business partners; and
(8) our ability to obtain shareholder and regulatory approvals to complete the acquisition by AIG. Investors are also directed to other risks and uncertainties discussed in documents we filed with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our exposure to market risk is primarily related to changes in interest rates. Quantitative and qualitative disclosures about our market risk resulting from changes in interest rates are included in the section titled "Asset/Liability Management" of Management's Discussion and Analysis in our 2000 Annual Report to Shareholders. There have been no material changes in such risks or our asset/liability management program during the six months ended June 30, 2001. See Note 6 of the financial statements for information about derivative financial instrument activity during 2001 and related SFAS 133 disclosures.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 10 of Notes to Consolidated Financial Statements included in
Part I of this Form 10-Q for the quarter ended June 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders.

American General held its annual meeting of shareholders on April 26, 2001.
As of that date, there were 499,099,034 shares of common stock outstanding entitled to vote. At the meeting, the company's shareholders voted on the following matters: (1) election of eleven directors constituting the company's entire board, for one-year terms and (2) ratification of the appointment of Ernst & Young LLP as the company's independent auditors for 2001. Each matter was approved by the shareholders. The votes cast for, against, and abstentions as to each such matter were as follows:

                          Votes For     Votes Against     Abstentions
Election of Directors:

J. Evans Attwell         399,987,652     22,564,984            -
Brady F. Carruth         417,993,344      4,559,292            -
W. Lipscomb Davis Jr.    417,807,080      4,745,556            -
Robert M. Devlin         416,846,466      5,706,170            -
J. Edward Easler II      417,954,820      4,597,816            -
Larry D. Horner          417,874,872      4,677,764            -
Richard J.V. Johnson     417,841,659      4,710,977            -
Morris J. Kramer         412,806,757      9,745,879            -
Michael E. Murphy        417,752,290      4,800,346            -
Michael J. Poulos        406,147,976     16,404,660            -
Robert E. Smittcamp      417,998,172      4,554,464            -
Anne M. Tatlock          409,205,828     13,346,808            -

Independent Auditors:    418,202,569      2,723,128       1,626,939

A more detailed description of the matters voted on by the company's shareholders at this meeting was included in the definitive Proxy Statement dated March 30, 2001 and is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

a.  Exhibits.

    2.1 Tri-Party Agreement, dated as of May 11, 2001, by and among the company, Prudential, HDP, Ascend Merger Corp., and AIG, incorporated by reference to Exhibit 2.01 to the American General Current Report on Form 8-K dated May 11, 2001 (File No. 1-7981)

    2.2 Agreement and Plan of Merger, dated as of May 11, 2001, by and among the company, AIG, and Washington Acquisition Corporation, incorporated by reference to Exhibit 2.02 to the American General Current Report on Form 8-K/A dated May 14, 2001 (File No. 1-7981)

    10.01  Employment Agreement dated as of May 11, 2001, between Robert
           M. Devlin, American General Corporation, and American
           International Group, Inc., incorporated by reference to Exhibit
           10.01 to the American General Quarterly Report on Form 10-Q dated May 15, 2001 (File No. 1-7981).

    10.02  Employment Agreement dated as of May 11, 2001, between Rodney
           O. Martin, Jr., American General Corporation, and American International Group, Inc., incorporated by reference to Exhibit
           10.02 to the American General Quarterly Report on Form 10-Q dated May 15, 2001 (File No. 1-7981).

    10.03 Employment Agreement dated as of May 11, 2001, between John A. Graf, American General Corporation, and American International Group, Inc., incorporated by reference to Exhibit 10.03 to the American General Quarterly Report on Form 10-Q dated May 15, 2001 (File No. 1-7981).

    11 Computation of Earnings per Share (included in Note 12 of Notes to Consolidated Financial Statements)

    12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends

b.  Reports on Form 8-K.


    1)  Current Report on Form 8-K dated May 11, 2001, with respect to:
        a) Tri-Party Agreement, dated as of May 11, 2001, by and among the company, Prudential, certain wholly owned subsidiaries of Prudential, and AIG and b) Agreement and Plan of Merger, dated as of May 10, 2001, by and among the company, AIG, and a wholly owned subsidiary of AIG.

    2) Amended Current Report on Form 8-K/A dated May 14, 2001, with respect to the Agreement and Plan of Merger, dated as of May 11, 2001, by and among the company, AIG, and a wholly owned subsidiary of AIG, with the sole correction from the May 11, 2001 Form 8-K reflecting the correct date of the Agreement.

    3) Current Report on Form 8-K dated July 27, 2001, with respect to the issuance of a press release announcing the company's second quarter 2001 earnings.


                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

AMERICAN GENERAL CORPORATION
(Registrant)




By: NICHOLAS R. RASMUSSEN
    Nicholas R. Rasmussen
    Executive Vice President, Chief Financial Officer
          and Treasurer
    (Duly Authorized Officer and Principal Financial Officer)



                         EXHIBIT INDEX


   Exhibit


   2.1 Tri-Party Agreement, dated as of May 11, 2001, by and among the company, Prudential, HDP, Ascend Merger Corp., and AIG, incorporated by reference to Exhibit 2.01 to the American General Current Report on Form 8-K dated May 11, 2001 (File No. 1-7981)

   2.2 Agreement and Plan of Merger, dated as of May 11, 2001, by and among the company, AIG, and Washington Acquisition Corporation, incorporated by reference to Exhibit 2.02 to the American General Current Report on Form 8-K/A dated May 14, 2001 (File No. 1-7981)

   10.01 Employment Agreement dated as of May 11, 2001, between Robert
         M. Devlin, American General Corporation, and American
         International Group, Inc., incorporated by reference to Exhibit
         10.01 to the American General Quarterly Report on Form 10-Q dated May 15, 2001 (File No. 1-7981).

   10.02 Employment Agreement dated as of May 11, 2001, between Rodney
         O. Martin, Jr., American General Corporation, and American International Group, Inc., incorporated by reference to Exhibit
         10.02 to the American General Quarterly Report on Form 10-Q dated May 15, 2001 (File No. 1-7981).

   10.03 Employment Agreement dated as of May 11, 2001, between John A. Graf, American General Corporation, and American International Group, Inc., incorporated by reference to Exhibit 10.03 to the American General Quarterly Report on Form 10-Q dated May 15, 2001 (File No. 1-7981).

    11 Computation of Earnings per Share (included in Note 12 of Notes to Consolidated Financial Statements)

    12 Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock
         Dividends